Form 10-Q
period 2011-03-31
ETFS Asian Gold Trust
filed 2011-05-13
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-35029

ETFS ASIAN GOLD TRUST
(Exact name of registrant as specified in its charter)

New York	27-6885194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐     No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer ☐
Non accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☒

400,000 Shares outstanding as of May 12, 2011

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ETFS ASIAN GOLD TRUST

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statement of Financial Condition (Unaudited)
At March 31, 2011

March 31, 2011

ASSETS

Investment in gold (1)	$54,496,940

Total assets	$54,496,940

LIABILITIES

Fees payable to Sponsor	$19,090

Total liabilities	$19,090

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$57,512,570
Shareholders’ deficit	(3,034,720)

Total liabilities, redeemable Shares & shareholders’ deficit	$54,496,940

(1) The market value of investment in gold at March 31, 2011 is $57,531,660.

(2) Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at March 31, 2011 were 400,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Operations (Unaudited)
For the Period January 10, 2011* through March 31, 2011

Period January 10, 2011* through March 31, 2011

REVENUES

Value of gold transferred to pay expenses	$25,530
Cost of gold transferred to pay expenses	(25,532)

Loss on gold transferred to pay expenses	$(2)

Gain / (loss) on gold distributed for the redemption of Shares	$—
Unrealized gain / (loss) on gold	—

Total loss on gold	$(2)

EXPENSES

Sponsor’s Fee (Note 2.7)	$44,620

Total expenses	$44,620

Net loss from operations	$(44,622)

Net loss per Share	$(0.12)

Weighted average number of Shares	387,037

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Cash Flows (Unaudited)
For the Period January 10, 2011* through March 31, 2011

Period January 10, 2011* through March 31, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—
Cash expenses paid	—

Increase in cash resulting from operations	$—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares	$54,522,472

Value of gold distributed for redemption of Shares - at average cost	$—

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net (loss) from operations	$(44,622)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
(Increase) in gold assets	(54,496,940)
Increase in amounts payable to Sponsor	19,090
Increase / (decrease) in redeemable Shares:
Creations	54,522,472
Redemptions	—

Net cash provided by operating activities	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$25,530

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the Period January 10, 2011* through March 31, 2011

Period January 10, 2011* through March 31, 2011

Shareholders’ deficit - opening balance	$—
Net loss for the period	(44,622)
Adjustment of redeemable Shares to redemption value	(2,990,098)

Shareholders’ deficit - closing balance	$(3,034,720)

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Asian Gold Trust (the “Trust”) is an investment trust formed on January 10, 2011 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period from the Date of Inception to March 31, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the period from the Date of Inception to March 31, 2011 are not necessarily indicative of the operating results for the full year.

2. Significant Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1. Valuation of Gold

Gold is held by JP Morgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Singapore vaulting premises and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of March 31, 2011:

March 31, 2011

Investment in gold - average cost	$54,496,940
Unrealized gain on investment in gold	3,034,720

Investment in gold - market value	$57,531,660

The Trust recognizes the diminution in value of the investment in gold which arises from market declines on an interim basis. Increases in the value of the investment in gold through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value.

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the London PM Fix to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per-Share amount of gold held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. As of March 31, 2011 there was no gold receivable or gold payable.

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Singapore, established with the Custodian or a gold clearing bank by an Authorized Participant.

The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of redemption, it is considered a sale of gold for financial statement purposes.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the three months ended March 31, 2011 is as follows:

For the period January 10, 2011* through March 31, 2011

Number of Redeemable Shares:
Opening Balance	—
Creations	400,000
Redemptions	—

Closing Balance	400,000

For the period January 10, 2011* through March 31, 2011

Redeemable Shares:
Opening Balance	$—
Creations	54,522,472
Redemptions	—
Adjustment to redemption value	2,990,098

Closing Balance	$57,512,570

Redemption Value per Share at Period End	$143.78

* Date of Inception

2.4. Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.5. Income Taxes (Continued)

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Trust has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

2.6. Investment in Gold

The following represents the changes in ounces of gold and the respective values for the three months ended March 31, 2011:

For the period January 10, 2011* through March 31, 2011

Ounces of Gold
Opening Balance	—
Creations	39,999.0
Redemptions	—
Transfers of gold	(18.7)

Closing Balance	39,980.3

For the period January 10, 2011* through March 31, 2011

Investments in Gold (lower cost or market)
Opening Balance	$—
Creations	54,522,472
Redemptions	—
Transfers of gold	(25,532)

Closing Balance	$54,496,940

* Date of Inception

2.7. Expenses

The Trust will transfer gold to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.39% of the adjusted net asset value (“ANAV”) of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and certain legal expenses.

For the period January 10, 2011 through March 31, 2011 the Sponsor’s Fee was $44,620. At March 31, 2011, the fees payable to the Sponsor were $19,090.

ETFS ASIAN GOLD TRUST

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell gold bullion or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

4. Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

5. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

ETFS ASIAN GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on the Date of Inception. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds gold bullion and is expected to issue Baskets in exchange for deposits of gold bullion, and to distribute gold bullion in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in gold bullion.

The Trust issues and redeems Shares only with Authorized Participants in exchange for Gold bullion, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “AGOL”.

Valuation of Gold and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day, (the “Evaluation Time”) the Trustee values the gold held by the Trust and determines both the ANAV and the NAV of the Trust.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s London PM Fix, or, if no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price (AM or PM) determined prior to the Evaluation Time is used, unless the Sponsor determines that such price is inappropriate as a basis for valuation. In the case this determination is made, the Sponsor will identify an alternative basis for such evaluation to be used by the Trustee.

Once the value of the gold held by the Trust has been determined, the Trustee subtracts all estimated accrued but unpaid fees and other liabilities of the Trust from the total value of the gold and all other assets of the Trust. The resulting figure is the ANAV of the Trust. The ANAV is used to compute the Sponsor’s Fee.

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the net asset value (“NAV”) of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

The Period from Date of Inception (January 10, 2011) to March 31, 2011

The NAV of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

On January 10, 2011, the Trust was formed as a legal entity upon the completion of the initial deposit of gold (the “Date of Inception”). On January 10, 2011, the Trust’s Shares commenced trading on the NYSE Arca under the symbol “AGOL”, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. During the period, NAV grew to $57,512,570 at March 31, 2011.

NAV per Share at March 31, 2011 was $143.78.

Outstanding Shares increased to 400,000 Shares at March 31, 2011 due to 400,000 Shares (8 Baskets) being created and 0 Shares (0 Baskets) being redeemed during the period.

Sponsor’s Fees were $44,620 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per share of $144.59 at March 24, 2011 was the highest during the quarter, compared with a low of $131.88 at January 28, 2011.

Net loss from operations for the period ended March 31, 2011 was $44,622, resulting from a net loss of $2 on the transfer of gold to pay expenses and Sponsor’s Fees of $44,620. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended March 31, 2011.

ETFS ASIAN GOLD TRUST

Liquidity & Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2011 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements for further discussion of accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The authorized officers of the Sponsor performing functions equivalent to those that a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, and with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust have been effective as of the end of the period covered by this Form 10-Q.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors since last disclosed in the prospectus included in the registrant’s registration statement filed on Form S-1 on January 10, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a).	None.

Item 2(b).	Not applicable.

Item 2(c).	For the three months ended March 31, 2011:

8 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold bullion Per Share

January 2011	—	—	—
February 2011	—	—	—
March 2011	—	—	—

Total	—	—	—

Item 3. Defaults Upon Senior Securities

          None.

Item 4. (Removed and Reserved)

          None.

Item 5. Other Information

          None.

ETFS ASIAN GOLD TRUST

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: May 13, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.

Exhibit Index

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.