Form 10-Q
period 2011-06-30
ETFS Asian Gold Trust
filed 2011-08-10
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________________ to _________________

Commission File Number: 001-35029

ETFS ASIAN GOLD TRUST
(Exact name of registrant as specified in its charter)

New York	27-6885194
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non accelerated filer	☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 4, 2011 ETFS Asian Gold Trust has 400,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statement of Financial Condition (Unaudited)
At June 30, 2011

June 30, 2011
ASSETS

Investment in gold (1)	$54,443,290

Total assets	$54,443,290

LIABILITIES

Fees payable to Sponsor	$19,309

Total liabilities	$19,309

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$60,111,787
Shareholders’ deficit	(5,687,806)

Total liabilities, redeemable Shares & shareholders’ deficit	$54,443,290

(1)	The market value of investment in gold at June 30, 2011 was $60,131,096.
(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at June 30, 2011 were 400,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2011 and the period from January 10, 2011* through June 30, 2011

	Three Months Ended June 30, 2011	Period January 10, 2011* Through June 30, 2011

REVENUES

Value of gold transferred to pay expenses	$57,897	$83,427
Cost of gold transferred to pay expenses	(53,650)	(79,182)

Gain on gold transferred to pay expenses	$4,247	$4,245

Total gain on gold	$4,247	$4,245

EXPENSES

Sponsor’s Fee (Note 2.7)	58,116	102,736

Total expenses	58,116	102,736

Net loss from operations	$(53,869)	$(98,491)

Net loss per Share	$(0.13)	$(0.25)

Weighted average number of Shares	400,000	393,895

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2011 and the period from January 10, 2011* through June 30, 2011

	Three Months Ended June 30, 2011	Period January 10, 2011* Through June 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES:

Value of gold received for creation of Shares	$—	$54,522,472

Value of gold distributed for redemption of Shares - at average cost	$—	$—

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Net (loss) from operations	$(53,869)	$(98,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease / (increase) in gold assets	53,650	(54,443,290)
Increase in amounts payable to Sponsor	219	19,309
Increase / (decrease) in redeemable Shares:
Creations	—	54,522,472
Redemptions	—	—

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$57,897	$83,427

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
 For the period January 10, 2011* through June 30, 2011

Period January 10, 2011* Through June 30, 2011

Shareholders’ deficit - opening balance	$—
Net loss for the period	(98,491)
Adjustment of redeemable Shares to redemption value	(5,589,315)

Shareholders’ deficit - closing balance	$(5,687,806)

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Asian Gold Trust (the “Trust”) is an investment trust formed on January 10, 2011 (the “Date of Inception”) under New York law pursuant to a depository trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended June 30, 2011 and for the period from January 10, 2011 (the “Date of Inception”) through June 30, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the three months ended June 30, 2011 and for the period from January 10, 2011 (the “Date of Inception”) through June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

2.1. Valuation of Gold

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Singapore vaulting premises and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of June 30, 2011:

June 30, 2011

Investment in gold - average cost	$54,443,290
Unrealized gain on investment in gold	5,687,806

Investment in gold - market value	$60,131,096

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

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the London PM Fix to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

Gold receivable or payable at June 30, 2011 is set out below:

June 30, 2011

Gold receivable	$—

Gold payable	$—

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

Authorized Participants may, on any business day, place an order with the Trustee to create or redeem one or more Baskets. The typical settlement period for Shares is three business days. In the event of a trade date at period end, where a settlement is pending, a respective account receivable and/or payable will be recorded. When gold is exchanged in settlement of a redemption, it is considered a sale of gold for financial statement purposes.

The amount of bullion represented by the Baskets created or redeemed can only be settled to the nearest 1/1000th of an ounce. As a result, the value attributed to the creation or redemption of Shares may differ from the value of bullion to be delivered or distributed by the Trust. In order to ensure that the correct metal is available at all times to back the Shares, the Sponsor accepts an adjustment to its management fees in the event of any shortfall or excess. For each transaction, this amount is not more than 1/1000th of an ounce.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the period January 10, 2011 (the “Date of Inception”) through June 30, 2011 is set out below:

Period January 10, 2011* Through June 30, 2011

Number of redeemable Shares
Opening balance	—
Creations	400,000
Redemptions	—

Closing balance	400,000

Redeemable Shares
Opening balance	$—
Creations	54,522,472
Redemptions	—
Adjustment to redemption value	5,589,315

Closing balance	$60,111,787

Redemption value per Share at period end	$150.28

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

ETFS ASIAN GOLD TRUST

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

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the period January 10, 2011* through June 30, 2011 is set out below:

Period January 10, 2011* Through June 30, 2011

Ounces of gold
Opening balance	—
Creations	39,999.0
Redemptions	—
Transfers of gold	(58.1)

Closing balance	39,940.9

Investment in gold (lower of cost or market)
Opening balance	$—
Creations	54,522,472
Redemptions	—
Transfers of gold	(79,182)

Closing balance	$54,443,290

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

For the three months ended June 30, 2011 the Sponsor’s Fee was $58,116. At June 30, 2011, the fees payable to the Sponsor were $19,309. For the period from January 10, 2011 through June 30, 2011 the Sponsor’s Fee was $102,736.

ETFS ASIAN GOLD TRUST

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

6. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

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

The Trust holds gold and is expected to issue Baskets in exchange for deposits of gold, and to distribute gold in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in gold.

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

ETFS ASIAN GOLD TRUST

The Quarter Ended June 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $57,512,570 at March 31, 2011 to $60,111,787 at June 30, 2011, a 4.52% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 4.62% from $1,439.00 at March 31, 2011 to $1,505.50 at June 30, 2011. No Baskets were created or redeemed during the quarter.

NAV per Share increased 4.52% from $143.78 at March 31, 2011 to $150.28 at June 30, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $58,116 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $154.98 at June 22, 2011 was the highest during the quarter, compared with a low of $141.68 at April 1, 2011.

Net loss from operations for the quarter ended June 30, 2011 was $53,869, resulting from a net gain of $4,247 on the transfer of gold to pay expenses offset by Sponsor’s Fees of $58,116. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2011.

The Period from Date of Inception (January 10, 2011) to June 30, 2011

On January 10, 2011, the Trust was formed as a legal entity upon the completion of the initial deposit of gold (the “Date of Inception”). On January 10, 2011, the Trust’s Shares commenced trading on the NYSE Arca under the symbol “AGOL”, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. On the Date of Inception 350,000 Shares (7 Baskets) were created resulting in an NAV of $47,888,750 and an NAV per Share of $136.83.

During the period, NAV grew to $60,111,787, a 25.52% increase since the close of business on the Date of Inception. The increase in the Trust's NAV resulted primarily from an increase in the price per ounce of gold, which rose 10.03% from $1,368.25 at January 10, 2011 to $1,505.50 at June 30, 2011 and an additional 50,000 Shares (1 Basket) being created. There were no redemptions during the period.

NAV per Share increased 9.83% from $136.83 on the Date of Inception to $150.28 at June 30, 2011. The NAV per Share increased slightly less than the price per ounce of gold due to Sponsor's fees, which were $102,736 for the period, or 0.39% on an annualized basis. Other than Sponsor's Fees, the Trust had no expenses during the period.

The NAV per Share of $154.98 at June 22, 2011 was the highest during the period, compared with a low of $131.88 at January 28, 2011.

Net loss from operations for the period ended June 30, 2011 was $98,491, resulting from a net gain of $4,245 on the transfer of gold to pay expenses offset by Sponsor’s Fees of $102,736. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2011 the Trust did not have any cash balances.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors since last disclosed in the prospectus included in the registrant’s registration statement filed on Form S-1 on January 10, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2011:

0 Baskets were created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

April 2011	—	—	—
May 2011	—	—	—
June 2011	—	—	—

Total	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: August 10, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.