Form 10-Q
period 2011-09-30
ETFS Asian Gold Trust
filed 2011-11-09
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____________ to _____________

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

As of November 7, 2011, ETFS Asian Gold Trust has 450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statement of Financial Condition (Unaudited)
At September 30, 2011

September 30, 2011
ASSETS

Investment in gold (1)	$63,535,967

Total assets	$63,535,967

LIABILITIES

Accounts payable to Sponsor	$22,313

Total liabilities	$22,313

REDEEMABLE SHARES

Shares at redemption value to investors (2)	$72,697,365
Shareholders’ deficit	(9,183,711)

Total liabilities, redeemable Shares & shareholders’ deficit	$63,535,967

(1)	The market value of investment in gold at September 30, 2011 was $72,719,678.

(2)	Authorized share capital is unlimited and no par value per share. Shares issued and outstanding at September 30, 2011 were 450,000.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2011 and the period from January 10, 2011* through September 30, 2011

		Period
	Three Months	January 10, 2011*
	Ended	Through
	September 30, 2011	September 30, 2011

REVENUES

Value of gold transferred to pay expenses	$63,708	$147,136
Cost of gold transferred to pay expenses	(53,597)	(132,779)

Gain on gold transferred to pay expenses	$10,111	$14,357

Total gain on gold	$10,111	$14,357

EXPENSES

Sponsor’s Fee	$66,713	$169,449

Total expenses	$66,713	$169,449

Net loss from operations	$(56,602)	$(155,092)

Net loss per Share	$(0.14)	$(0.39)

Weighted average number of Shares	410,326	399,621

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended September 30, 2011 and the period from January 10, 2011* through September 30, 2011

		Period
	Three Months	January 10, 2011*
	Ended	Through
	September 30, 2011	September 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	$—	$—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares	$9,146,274	$63,668,746

Value of gold distributed for redemption of Shares - at average cost	$—	$—

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net loss from operations	$(56,602)	$(155,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in gold assets	(9,092,677)	(63,535,967)
Increase in amounts payable to Sponsor	3,006	22,313
Increase / (decrease) in redeemable Shares:
Creations	9,146,273	63,668,746
Redemptions	—	—

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$63,708	$147,136

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the period January 10, 2011* through September 30, 2011

Period
January 10, 2011*
Through
September 30, 2011

Shareholders’ deficit - opening balance	$—
Net loss for the period	(155,092)
Adjustment of redeemable Shares to redemption value	(9,028,619)

Shareholders’ deficit - closing balance	$(9,183,711)

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

The accompanying unaudited financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of management of the Sponsor, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended September 30, 2011 and for the period from January 10, 2011 (the “Date of Inception”) through September 30, 2011 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s prospectus. The results of operations for the three months ended September 30, 2011 and for the period from January 10, 2011 (the “Date of Inception”) through September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2011:

September 30, 2011

Investment in gold - average cost	$63,535,967
Unrealized gain on investment in gold	9,183,711

Investment in gold - market value	$72,719,678

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

Gold receivable or payable at September 30, 2011 is set out below:

September 30, 2011

Gold receivable	$—

Gold payable	$—

ETFS ASIAN GOLD TRUST

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Singapore, established with the Custodian or a gold clearing bank by an Authorized Participant.

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Capital Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. Changes in the Shares for the period from January 10, 2011 (the “Date of Inception”) through September 30, 2011 is set out below:

Period
January 10, 2011*
Through
September 30, 2011

Number of redeemable Shares
Opening balance	—
Creations	450,000
Redemptions	—

Closing balance	450,000

Redeemable Shares
Opening balance	$—
Creations	63,668,746
Redemptions	—
Adjustment to redemption value	9,028,619

Closing balance	$72,697,365

Redemption value per Share at period end	$161.55

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

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the period from January 10, 2011* through September 30, 2011 is set out below:

Period
January 10, 2011*
Through
September 30, 2011

Ounces of gold
Opening balance	—
Creations	44,986.1
Redemptions	—
Transfers of gold	(97.4)

Closing balance	44,888.7

Investment in gold (lower of cost or market)
Opening balance	$—
Creations	63,668,746
Redemptions	—
Transfers of gold	(132,779)

Closing balance	$63,535,967

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

For the three months ended September 30, 2011, the Sponsor’s Fee was $66,713. For the period from January 10, 2011 through September 30, 2011, the Sponsor’s Fee was $169,449. At September 30, 2011, the fees payable to the Sponsor were $22,313.

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

5. Indemnification

Under the Trust’s organizational documents, the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees and affiliates) are indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

ETFS ASIAN GOLD TRUST

The Quarter Ended September 30, 2011

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $60,111,787 at June 30, 2011 to $72,697,365 at September 30, 2011, a 20.94% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 7.61% from $1,505.50 at June 30, 2011 to $1,620.00 at September 30, 2011 and an increase in outstanding Shares, which rose from 400,000 Shares at June 30, 2011 to 450,000 Shares at September 30, 2011, a result of 50,000 Shares (1 Basket) being created and zero Shares (zero Baskets) being redeemed during the quarter.

NAV per Share increased 7.50% from $150.28 at June 30, 2011 to $161.55 at September 30, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $66,713 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $189.02 at September 6, 2011 was the highest during the quarter, compared with a low of $148.03 at July 1, 2011.

Net loss from operations for the quarter ended September 30, 2011 was $56,602, resulting from a net gain of $10,111 on the transfer of gold to pay expenses offset by Sponsor’s Fees of $66,713. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2011.

The Period from Date of Inception (January 10, 2011) to September 30, 2011

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

During the period, NAV grew to $72,697,365 a 51.80% increase since the close of business on the Date of Inception. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 18.40% from $1,368.25 at January 10, 2011 to $1,620.00 at September 30, 2011 and an increase in outstanding Shares, which rose from 350,000 Shares at the close of business on the Date of Inception to 450,000 Shares at September 30, 2011, a result of 100,000 Shares (2 Baskets) being created and zero Shares (zero Baskets) being redeemed during the period.

NAV per Share increased 18.07% from $136.83 on the Date of Inception to $161.55 at September 30, 2011. The NAV per Share increased slightly less than the price per ounce of gold due to Sponsor’s fees, which were $169,449 for the period, or 0.39% on an annualized basis. Other than Sponsor’s Fees, the Trust had no expenses during the period.

The NAV per Share of $189.02 at September 6, 2011 was the highest during the period, compared with a low of $131.88 at January 28, 2011.

Net loss from operations for the period from the Date of Inception through September 30, 2011 was $155,092, resulting from a net gain of $14,357 on the transfer of gold to pay expenses offset by Sponsor’s Fees of $169,449. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2011.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2011 the Trust did not have any cash balances.

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

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2011:

1 Basket was created.

0 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

July 2011	—	—	—
August 2011	—	—	—
September 2011	—	—	—

Total	—	—	—

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: November 9, 2011	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.