Form 10-K
period 2011-12-31
ETFS Asian Gold Trust
filed 2012-03-07
CIK 1496337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34441

ETFS ASIAN GOLD TRUST
(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o ETF Securities USA LLC 48 Wall Street, 11th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

ETFS Physical Asian Gold Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2011 as reported by the NYSE Arca, Inc. on that date: $59,956,000.

As of March 2, 2012, ETFS Asian Gold Trust has 450,000 ETFS Physical Asian Gold Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section herein.

PART I

Item 1. Business

The purpose of the ETFS Asian Gold Trust (the “Trust”) is to own gold transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust are anticipated to consist solely of gold bullion. The Trust was formed on January 10, 2011 when an initial deposit of gold was made in exchange for the issuance of 7 Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JP Morgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s shares at redeemable value increased from $47,888,750 at January 10, 2011 to $70,585,998 at December 31, 2011, the Trust’s fiscal year end. Outstanding shares in the Trust increased from 350,000 shares at January 10, 2011 to 450,000 shares outstanding at December 31, 2011.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of gold. The gold held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants (defined below) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.etfsecurities.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold bullion, less the expenses of the Trust’s operations. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in physical gold. An investment in physical gold requires expensive and sometimes complicated arrangements in connection with the assay, transportation, warehousing and insurance of the metal. Traditionally, such expense and complications have resulted in investments in physical gold being efficient only in amounts beyond the reach of many investors.

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

•

Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•

Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling gold bullion and storing and insuring gold bullion in a traditional allocated gold bullion account.

•

Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in an unallocated gold account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets....” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. See “Risk Factors.”

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of gold bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value, which is the value of the Trust’s assets less its liabilities (“NAV”), per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and the London, Zurich and Singapore bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global gold market will be reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

Valuation of Gold and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the gold held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s “London PM Fix” (the afternoon session of the twice daily fix of the price of an ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five London Bullion Market Association “LBMA” members of the London gold fix). If no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London gold price fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

Once the value of the gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

All fees accruing for the day on which the valuation takes place that are computed by reference to the value of the Trust or its assets shall be calculated using the ANAV calculated for such day on which the valuation takes place. The Trustee shall subtract from the ANAV the amount of accrued fees so computed for such day and the resulting figure is the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of the Shares outstanding as of the close of trading on the NYSE Arca (which includes the net number of any Shares created or redeemed on such evaluation day).

The Trustee’s estimation of accrued but unpaid fees, expenses and liabilities is conclusive upon all persons interested in the Trust and no revision or correction in any computation made under the Trust Agreement will be required by reason of any difference in amounts estimated from those actually paid.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and reimbursement of the Custodian’s expenses under the Custody Agreements (defined below), Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor’s Fee accrues daily at an annualized rate equal to 0.39% of the ANAV of the Trust and is payable monthly in arrears. The Sponsor’s Fee is paid by delivery of gold to an account maintained by the Custodian for the Sponsor on an unallocated basis.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell gold in such quantity and at such times as may be necessary to permit payment in cash of Trust expenses not assumed by the Sponsor. The Trustee is authorized to sell gold at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than gold. Accordingly, the amount of gold to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of gold. The Custodian is authorized to purchase from the Trust, at the request of the Trustee, gold needed to cover Trust expenses not assumed by the Sponsor at the price used by the Trustee to determine the value of the gold held by the Trust on the date of the sale.

Sponsor’s Fee for the period from January 10, 2011 through December 31, 2011 was $245,931.

Deposit of Gold; Issuance of Shares

The Trust creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Only registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) can deposit gold and receive Baskets of Shares in exchange. The creation and redemption of Baskets is only made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of gold represented by the Baskets being created or redeemed, the amount of which is based on the combined NAV of the number of Shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

All gold bullion deposited with the Custodian or subcustodians must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

Creation and redemption orders are accepted on “business days” the NYSE Arca is open for regular trading. Settlements of such orders requiring receipt or delivery, or confirmation of receipt or delivery, of gold in the United Kingdom, Singapore or another jurisdiction occur on “business days” when (1) banks in the United Kingdom, Singapore or such other jurisdiction and (2) the London or Singapore gold markets are regularly open for business. If such banks or the London or Singapore gold markets are not open for regular business for a full day, such a day will only be a “business day” for settlement purposes if the settlement procedures can be completed by the end of such day.

On any business day, an Authorized Participant may place an order with the Trustee to purchase one or more Baskets. Purchase orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A purchase order so received is effective on the date it is received in satisfactory form by the Trustee. By placing a purchase order, an Authorized Participant agrees to deposit gold with the Trust, as described below. Prior to the delivery of Baskets for a purchase order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the purchase order (as explained under Creation and Redemption Transaction Fee below).

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Singapore, with the required gold deposit amount by the third business day in London or Singapore following the purchase order date. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the gold deposit amount from the Authorized Participant Unallocated Account to the unallocated gold account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct DTC to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the allocated gold account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific gold bars from its inventory to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

Withdrawal of Gold and Redemption of Shares

The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Trustee to redeem one or more Baskets. Redemption orders must be placed no later than 3:59:59 p.m. on each business day the NYSE Arca is open for regular trading. A redemption order so received is effective on the date it is received in satisfactory form by the Trustee. The redemption procedures allow Authorized Participants to redeem Baskets and do not entitle an individual owner of beneficial interests in the Shares (a “Shareholder”) to redeem any Shares in an amount less than a Basket, or to redeem Baskets other than through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under “Creation and Redemption Transaction Fee” below).

The redemption distribution from the Trust will consist of a credit to the redeeming Authorized Participant’s Authorized Participant Unallocated Account, either loco London or loco Singapore, representing the amount of the gold held by the Trust evidenced by the Shares being redeemed. Fractions of a fine ounce of gold included in the redemption distribution smaller than 0.001 of a fine ounce are disregarded. Redemption distributions are subject to the deduction of any applicable tax or other governmental charges which may be due.

Creation and Redemption Transaction Fee

To compensate the Trustee for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Trustee of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Trustee with the consent of the Sponsor. The Trustee shall notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until 30 days after the date of the notice. The creation and redemption transaction fee payable to the Trustee is in addition to and independent of any gold loco swap cost that an Authorized Participant will be required to pay to the Custodian in connection with a loco London purchase or redemption order.

The Sponsor

The Sponsor is a Delaware limited liability company. The Sponsor’s office is located at Ordnance House, 31 Pier Road, St. Helier, Jersey JE4 8PW, Channel Islands. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, ETF Securities Limited, is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the NYSE Arca. The Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee and out-of-pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses under the Custody Agreements, Exchange listing fees, SEC registration fees, printing and mailing costs, audit fees and up to $100,000 per annum in legal expenses. The Sponsor also paid the costs of the Trust’s organization and the initial sale of the Shares, including the applicable SEC registration fees.

The Sponsor does not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to approve any new or additional custodian that the Trustee may wish to appoint.

The Sponsor or one of its affiliates or agents (1) develops a marketing plan for the Trust on an ongoing basis, (2) prepares marketing materials regarding the Shares, including the content of the Trust’s website and (3) executes the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to maintain capital, surplus and undivided profits of $150 million.

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s gold as needed to pay the Sponsor’s Fee in gold (gold transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s gold and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s gold as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s gold. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. In addition the Trustee has no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or other subcustodians other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

The Trustee’s monthly fees and out-of-pocket expenses are paid by the Sponsor.

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s custodian office is located at 125 London Wall, London, EC2Y 5AJ, United Kingdom. In addition to supervision and examination by the US federal banking authorities, JPMorgan’s London custodian operations are subject to supervision by the Financial Services Authority, an independent non-governmental body which exercises statutory regulatory power under the United Kingdom Financial Services and Markets Act 2000 and which regulates the major participating members of the LBMA in the United Kingdom.

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting subcustodians, if any. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it will maintain for each Authorized Participant and the unallocated and allocated gold accounts it will maintain for the Trust. The Custodian holds the Trust’s Allocated gold at its Singapore vault premises. The Custodian is responsible for allocating specific bars of gold bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust’s unallocated and allocated gold accounts and identifying the gold bars held in the Trust’s allocated gold account.

The Custodian’s fees and expenses under the Custody Agreements are paid by the Sponsor.

The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 50,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

Description of Limited Rights

The Shares do not represent a traditional investment and you should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

Distributions

If the Trust is terminated and liquidated, the Trustee will distribute to the Shareholders any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Shareholders of record on the record date fixed by the Trustee for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting and Approvals

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares. In addition, certain amendments to the Trust Agreement require advance notice to the Shareholders before the effectiveness of such amendments, but no Shareholder vote or approval is required for any amendment to the Trust Agreement.

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates is deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practice.

Custody of the Trust’s Gold

Custody of the gold bullion deposited with and held by the Trust is provided by the Custodian at its Singapore vaults, and by other sub-custodians on a temporary basis only in unallocated form. The Custodian is a market maker, clearer and approved weigher under the rules of the LBMA.

The Custodian is the custodian of the gold bullion credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the gold bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records.

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of gold in unallocated form. Acting on standing instructions given by the Trustee specified in the Custody Agreements, the Custodian allocates gold deposited in unallocated form with the Trust by selecting bars of gold bullion for deposit to the Trust Allocated Account. All gold bullion allocated to the Trust must conform to the rules, regulations, practices and customs of the LBMA.

The process of withdrawing gold from the Trust for a redemption of a Basket follows the same general procedure as for depositing gold with the Trust for a creation of a Basket, only in reverse. Each transfer of gold between the Trust Allocated Account and the Trust Unallocated Account connected with a creation or redemption of a Basket may result in a small amount of gold being held in the Trust Unallocated Account after the completion of the transfer. In making deposits and withdrawals between the Trust Allocated Account and the Trust Unallocated Account, the Custodian will use commercially reasonable efforts to minimize the amount of gold held in the Trust Unallocated Account as of the close of each business day. See “Creations and Redemptions of Shares”.

United States Federal Income Tax Consequences

The following discussion of the material US federal income tax consequences that generally applies to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below), is based on the United States Internal Revenue Code of 1986, as amended (the “Code”), United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•	An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;
•	A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;
•	An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or
•

A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes) is generally considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders are also treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation, the delivery of gold to the Trust in exchange for the underlying gold represented by the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the gold held in the Trust are the same as its tax basis and holding period for the gold delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors as to the determination of the tax basis and holding period for the underlying gold related to such Shares.

When the Trust sells or transfers gold, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold or transferred, which gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any gold sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion of its pro rata share of the gold held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the gold held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the gold held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the gold held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, which is treated as the basis of the gold received by the Shareholder in the redemption.

In addition, recent legislation effective after December 31, 2012, if applicable to a Shareholder, would impose a new 3.8% Medicare contribution tax on net investment income. Shareholders should consult their tax advisor regarding this tax.

An Authorized Participant and other investors may be able to re-invest, on a tax-deferred basis, in-kind redemption proceeds received from exchange-traded products that are substantially similar to the Trust in the Trust’s Shares. Authorized Participants and other investors should consult their tax advisors as to whether and under what circumstances the reinvestment in the Shares of proceeds from substantially similar exchange-traded products can be accomplished on a tax-deferred basis.

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 15% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a taxpayer other than an individual US taxpayer are generally the same as those at which ordinary income is taxed.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders are required to recognize gain or loss upon a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to further limitations under applicable provisions of the Code, and may not be deductible at all for alternative minimum tax purposes.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code section 851 should consult with their tax advisors concerning (1) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act of 1940, may be considered an investment in the underlying gold for purposes of Code section 851(b), and (2) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code section 851.

United States Information Reporting and Backup Withholding for US and Non-US Shareholders
The Trustee or the appropriate broker files certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not a US person in order to avoid the information reporting and backup withholding tax requirements.

The amount of any backup withholding is allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

Income Taxation of Non-US Shareholders

The Trust does not expect to generate taxable income except for gain (if any) upon the sale of gold. A Non-US Shareholder generally is not subject to US federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of gold by the Trust, unless (1) the Non-US Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-US Shareholder of a trade or business in the United States.

Taxation in Jurisdictions other than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction not being the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the plan’s governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the plan’s funding objectives, (4) the tax effects of the investment on the Plan, and (5) whether the investment is prudent considering the factors discussed in this report. In addition, ERISA and Code section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are “parties in interest” under ERISA or “disqualified persons” under section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes and other liabilities. Plans subject to Other Law may be subject to similar restrictions.

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101(b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (IRA) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings to the effect that a purchase of shares in a trust holding precious metals by an IRA, or by a participant-directed account under a Code section 401(a) plan, will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any gold received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or gold so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

The value of the Shares relates directly to the value of the gold held by the Trust and fluctuations in the price of gold could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•

Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as South Africa, the United States and Australia;

•	Investors’ expectations with respect to the rate of inflation;

•	Currency exchange rates;

•	Interest rates;

•	Investment and trading activities of hedge funds and commodity funds; and

•	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the NYSE Arca and London, Zurich, Singapore and COMEX.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major gold markets. While the Shares trade on the NYSE Arca until 4:00 PM New York time, liquidity in the market for gold is reduced after the close of the major world gold markets, including London, Zurich, Singapore and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

Purchasing activity in the gold market associated with the purchase of Baskets from the Trust may cause a temporary increase in the price of gold. This increase may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the gold required for deposit into the Trust in connection with the creation of Baskets may temporarily increase the market price of gold, which will result in higher prices for the Shares. Temporary increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other gold market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Baskets. Consequently, the market price of gold may decline immediately after Baskets are created. If the price of gold declines, the trading price of the Shares may also decline.

The Shares and their value could decrease if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Trust is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold may not exist and, as a result, the price of the Shares may fall.

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall.

The liquidity of the Shares may be affected by the withdrawal from participation of one or more Authorized Participants.

In the event that one or more Authorized Participants having substantial interests in Shares or otherwise responsible for a significant portion of the Shares’ daily trading volume on the Exchange withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act (“CEA”).

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does and will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when gold prices are lower than the gold prices at the time when Shareholders purchased their Shares. In such a case, when the Trust’s gold is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if gold prices were higher at the time of sale.

The lack of an active trading market for the Shares may result in losses on investment at the time of disposition of the Shares.

Although Shares are listed for trading on the NYSE Arca, it cannot be assumed that an active trading market for the Shares will develop or be maintained. If an investor needs to sell Shares at a time when no active market for Shares exists, such lack of an active market will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them).

Shareholders do not have the rights enjoyed by investors in certain other vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and do not receive dividends).

An investment in the Shares may be adversely affected by competition from other methods of investing in gold.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the gold industry and other securities backed by or linked to gold, direct investments in gold and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in gold directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The price of gold may be affected by the sale of ETVs tracking gold markets.

To the extent existing exchange traded vehicles (“ETVs”) tracking gold markets represent a significant proportion of demand for physical gold bullion, large redemptions of the securities of these ETVs could negatively affect physical gold bullion prices and the price and NAV of the Shares.

Crises may motivate large-scale sales of gold which could decrease the price of gold and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of gold in times of crisis may have a short-term negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of gold largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•

A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

•

A significant change in the attitude of speculators, investors and central banks towards gold. Should the speculative community take a negative view towards gold or central banking authorities determine to sell national gold reserves, either event could cause a decline in world gold prices, negatively impacting the price of the Shares.

•	A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.
•

A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

The Trust’s gold may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust’s gold could be lost, damaged or stolen. Access to the Trust’s gold could also be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

The Trust’s lack of insurance protection and the Shareholders’ limited rights of legal recourse against the Trust, the Trustee, the Sponsor, the Custodian, and any sub-custodian exposes the Trust and its Shareholders to the risk of loss of the Trust’s gold for which no person is liable.

The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, and any other sub-custodian, under English law, and any sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its gold and any recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the gold held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of gold credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian or other gold bullion clearing bank and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian or any subcustodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, and any subcustodians are governed by English law, which may frustrate the Trust in attempting to receive legal redress against the Custodian or any subcustodian concerning its gold.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with any subcustodian for the temporary custody or holding of the Trust’s gold, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any subcustodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Although the relationship between the Custodian and the Trust concerning the Trust’s allocated gold is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply Singapore law, in which case the ability of the Trust to seek legal redress against the Custodian may be frustrated.

The obligations of the Custodian with respect to the Trust’s allocated gold is expressly governed by English law. Nevertheless, a court in the United States, England or Singapore may determine that English law should not apply and, instead, apply Singapore law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Singapore law to the custodial arrangement, but application of Singapore law may, among other things, alter the relative rights and obligations of the to an extent that a loss to the Trust’s gold may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Custodian may be frustrated by application of Singapore law.

The Trust may not have adequate sources of recovery if its gold is lost, damaged, stolen or destroyed.

If the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or other subcustodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any subcustodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian or any subcustodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

The Custodian holds the gold allocated to the Trust Allocated Account and used to settle redemptions in Singapore. As a result, settlement of gold in connection with redemptions loco London may require more than three days.

The Custodian holds the gold allocated to the Trust’s Allocated Account and used to settle redemptions of Shares in Singapore. As a result, in the case for redemption orders electing gold deliveries to be received loco London, it may take longer than three business days for gold to be credited to the Authorized Participant Unallocated Account, which may result in a delay of settlement of the redemption order that is settled loco London.

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may hold the Trust’s gold, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more subcustodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The subcustodians which the Custodian currently uses are the Bank of England, Barclays Bank plc, Brink’s Global Services Inc, Deutsche Bank AG, HSBC Bank USA, N.A., The Bank of Nova Scotioa-ScotiaMocatta, Union Bank of Switzerland (UBS)., Via Mat International and other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the any subcustodians, making the Custodian liable only for negligence or bad faith in the selection of such subcustodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any subcustodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its subcustodians. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any subcustodian. Furthermore the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s gold or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The obligations of any subcustodian of the Trust’s gold are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its gold custodied with subcustodians.

There are expected to be no written contractual arrangements between subcustodians that hold the Trust’s gold and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of gold. If the Trust’s gold is lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian. Whether a subcustodian will be liable for the failure of subcustodians appointed by it to exercise due care in the safekeeping of the Trust’s gold will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from subcustodians whether appointed by the Custodian or by another subcustodian for any losses relating to the safekeeping of gold by such subcustodian.

Gold bullion allocated to the Trust in connection with the creation of a Basket may not meet the London Good Delivery Standards and, if a Basket is issued against such gold, the Trust may suffer a loss.

Neither the Trustee nor the Custodian independently confirms the fineness of the gold allocated to the Trust in connection with the creation of a Basket. The gold bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for gold bars delivered in settlement of a gold trade (London Good Delivery Standards), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss.

Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the bullion held in the Trust’s allocated gold account.

Gold which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of gold held by the Custodian and are each an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a subcustodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

In the case of the insolvency of the Custodian, a liquidator may seek to freeze access to the gold held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would be able to claim ownership of properly allocated gold, the Trust could incur expenses in connection with asserting such claims, and the assertion of such a claim by the liquidator could delay creations and redemptions of Baskets.

In issuing Baskets, the Trustee relies on certain information received from the Custodian which is subject to confirmation after the Trustee has relied on the information. If such information turns out to be incorrect, Baskets may be issued in exchange for an amount of gold which is more or less than the amount of gold which is required to be deposited with the Trust.

The Custodian’s definitive records are prepared after the close of its business day. However, when issuing Baskets, the Trustee relies on information reporting the amount of gold credited to the Trust’s accounts which it receives from the Custodian during the business day and which is subject to correction during the preparation of the Custodian’s definitive records after the close of business. If the information relied upon by the Trustee is incorrect, the amount of gold actually received by the Trust may be more or less than the amount required to be deposited for the issuance of Baskets.

The sale of the Trust’s gold to pay expenses not assumed by the Sponsor at a time of low gold prices could adversely affect the value of the Shares.

The Trustee sells gold held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current gold prices. The Trust is not actively managed and no attempt will be made to buy or sell gold to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Trust’s gold may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Trustee under the Trust Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Trust was formed on January 10, 2011 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol AGOL since its initial public offering on January 10, 2011. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal period commencing January 10, 2011 and ending December 31, 2011:

Fiscal Year Ended December 31, 2011: Quarter Ended

	High	Low

March 31, 2011	$143.96	$131.06
June 30 2011	$155.77	$142.69
September 30, 2011	$189.42	$148.39
December 31, 2011	$178.91	$151.74

The number of Shares of the Trust as of March 2, 2012 was 450,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low

September 2011	$188.81	$160.53
October 2011	$173.67	$159.83
November 2011	$178.91	$166.37
December 2011	$173.00	$151.74
January 2012	$172.99	$158.22
February 2012	$177.72	$169.24

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. The Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets and there were no redemptions during the period January 10, 2011* through December 31, 2011:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2011	—	—
February 2011	—	—
March 2011	—	—
April 2011	—	—
May 2011	—	—
June 2011	—	—
July 2011	—	—
August 2011	—	—
September 2011	—	—
October 2011	—	—
November 2011	—	—
December 2011	—	—

Total	—	—

* Date of Inception

Item 6. Selected Financial Data.

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

December 31, 2011*

Total assets	$63,475,003
Total gain on gold	$28,760
Net loss from operations	$(217,171)
Weighted average number of Shares	412,640
Net loss per Share	$(0.53)
Net cash provided by operating activities	$—

* For the period from January 10, 2011 to December 31, 2011

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction.

The ETFS Asian Gold Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and ETF Securities USA LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of gold bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the gold bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of gold.

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the NYSE Arca under the symbol “AGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th Gold Fix from Inception to December 31, 2011

The divergence of the NAV per Share from the gold price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

Valuation of Gold

Gold is held by the Custodian on behalf of the Trust and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the NAV of the Trust. Realized gains and losses on sales of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

December 31, 2011
Investment in gold - average cost	$63,475,003
Unrealized gain on investment in gold	7,134,424

Investment in gold - market value	$70,609,427

Inspection of Gold

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The inspection held as of December 31, 2011 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of gold held in the vault were accurate.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, (the “Sponsor’s Fee”) the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of gold.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2011, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

December 31, 2011*

Total gain on gold	$28,760
Net loss from operations	$(217,171)
Net cash provided by operating activities	$—

*Period from January 10, 2011.

The fiscal period from January 10, 2011 to December 31, 2011

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

On January 10, 2011, the Trust was formed as a legal entity upon the completion of the initial deposit of gold (the “Date of Inception”). On January 14, 2011, the Trust’s Shares commenced trading on the NYSE Arca under the symbol “AGOL”, and the Trust commenced operations, began accruing expenses and began the calculation of NAV. On the Date of Inception 350,000 Shares (7 Baskets) were created resulting in an NAV of $47,888,750 and an NAV per Share of $136.83. By January 14, 2011 the NAV had decreased to $47,845,000 due to the decrease in the price per ounce of gold.

The Trust’s NAV grew from $47,888,750 at January 10, 2011 to $70,585,998 at December 31, 2011, a 47.40% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which increased 15.07% from $1,368.25 at January 10, 2011 to $1,574.50 at December 31, 2011, and an increase in outstanding Shares, which rose from 350,000 Shares at January 10, 2011 to 450,000 Shares at December 31, 2011, a result of 100,000 Shares (2 Baskets) being created and 0 Shares (0 Baskets) being redeemed during the period.

NAV per Share increased 14.64% from $136.83 at January 10, 2011 to $156.86 at December 31, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $245,931 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $189.02 at September 6, 2011 was the highest during the period, compared with a low of $131.88 at January 28, 2011.

Net loss from operations for the period ended December 31, 2011 was $217,171, resulting from a net gain of $28,760 on the transfer of gold to pay expenses, offset by Sponsor’s Fees of $245,931. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Period January 10, 2011 through December 31, 2011

			Three months ended		Period ended
	March 31*	June 30	September 30	December 31	December 31
Revenues
Value of gold transferred to pay expenses	$25,530	$57,897	$63,708	$75,367	$222,502
Cost of gold transferred to pay expenses	(25,532)	(53,650)	(53,597)	(60,963)	(193,742)

(Loss) / gain on gold transferred to pay expenses	(2)	4,247	10,111	14,404	28,760

Total (loss) / gain on gold	(2)	4,247	10,111	14,404	28,760

Expenses
Sponsor’s fee	44,620	58,116	66,713	76,482	245,931

Total expenses	44,620	58,116	66,713	76,482	245,931

Net loss from operations	$(44,622)	$(53,869)	$(56,602)	$(62,078)	$(217,171)

Net loss per Share	$(0.12)	$(0.13)	$(0.14)	$(0.14)	$(0.53)

Weighted average number of Shares	387,037	400,000	410,326	450,000	412,640

*Period from January 10, 2011.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period January 10, 2011 through December 31, 2011.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2011, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm as the Trust is neither an accelerated filer nor a large accelerated filer as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11. Executive Compensation.

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2011 information with respect to each person known to own benefically more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Name of Beneficial Ownership	Percent of Class

JPMorgan Chase & Co. 270 Park Ave New York, NY 10017	350,000	77.8%

Shares indicated as owned were reported on a Schedule 13F return filed by JPMorgan. The Trust is unable to determine whether JPMorgan is the ultimate beneficial owner of such shares, and if JPMorgan is not the ultimate beneficial owner, who is such beneficial owner.

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Fees for services performed by Deloitte & Touche LLP for the period January 10 through December 31, 2011:

December 31, 2011

Audit fees	$52,500
Audit related fees	—

$52,500

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description

4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-168277 on January 10, 2011

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-168277 on January 10, 2011

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-168277 on January 10, 2011

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-168277 on January 10, 2011

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-168277 on January 10, 2011

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-168277 on January 10, 2011

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-168277 on January 10, 2011

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

ETFS ASIAN GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Asian Gold Trust:

We have audited the accompanying statement of financial condition of ETFS Asian Gold Trust (the “Trust”) as of December 31, 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period January 10, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Asian Gold Trust at December 31, 2011, and the results of its operations and its cash flows for the period January 10, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2012

ETFS ASIAN GOLD TRUST

Statement of Financial Condition
At December 31, 2011

December 31, 2011
ASSETS

Investment in gold (1)	$63,475,003

Total assets	$63,475,003

LIABILITIES

Fees payable to Sponsor	$23,429

Total liabilities	23,429

REDEEMABLE SHARES

Shares at redemption value to investors (2)	70,585,998
Shareholders’ deficit	(7,134,424)

Total liabilities, redeemable Shares & shareholders’ deficit	$63,475,003

(1)	The market value of investment in gold at December 31, 2011 was $70,609,427.

(2)	Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2011 were 450,000.

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statement of Operations
For the period January 10, 2011* through December 31, 2011

Period January 10, 2011* Through December 31, 2011
REVENUES
Value of gold transferred to pay expenses	$222,502
Cost of gold transferred to pay expenses	(193,742)

Gain on gold transferred to pay expenses	28,760

Total Gain on gold	28,760

EXPENSES
Sponsor’s fees	245,931

Total expenses	245,931

Net loss from operations	$(217,171)

Net loss per Share	$(0.53)

Weighted average number of Shares	412,640

* Date of Inception

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statement of Cash Flows
For the period January 10, 2011* through December 31, 2011

Period January 10, 2011* Through December 31, 2011
INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—

Cash expenses paid	—

Increase in cash resulting from operations	—

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of shares	$63,668,745

Value of gold distributed for redemption of shares - at average cost	$—

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net loss from Operations	$(217,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in gold assets	(63,475,003)
Increase in accounts payable to Sponsor	23,429
Increase/(Decrease) in redeemable shares:
Creations	63,668,745
Redemptions	—

Net cash provided by operating activities	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold transferred to pay expenses	$222,502

* Date of inception

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statement of Changes in Shareholders’ Deficit
For the period January 10, 2011* through December 31, 2011

Period January 10, 2011* Through December 31, 2011

Shareholders’ deficit - opening balance	$—
Net loss for the period	(217,171)
Adjustment of redeemable Shares to redemption value	(6,917,253)

Shareholders’ deficit – closing balance	$(7,134,424)

* Date of Inception

See Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

1. Organization

The ETFS Asian Gold Trust (the “Trust”) is an investment trust formed on January 10, 2011, under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues ETFS Physical Asian Gold Shares (the “Shares”) (in minimum blocks of 50,000 Shares, referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company that is a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

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

2.1. Valuation of Gold

Gold is held by JP Morgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Singapore vault and is valued, for financial statement purposes, at the lower of cost or market. The cost of gold is determined according to the average cost method and the market value is based on the London PM Fix used to determine the net asset value (“NAV”) of the Trust. Realized gains and losses on transfers of gold to pay the Sponsor’s Fee, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost. The price for an ounce of gold is set by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of December 31, 2011:

December 31, 2011

Investment in gold-average cost	$63,475,003
Unrealized gain on investment in gold	7,134,424

Investment in gold-market value	$70,609,427

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.1. Valuation of Gold (continued)

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

December 31, 2011

Gold receivable	$—

Gold payable	$—

2.3 Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets (a Basket equals a block of 50,000 Shares). The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold bullion clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold and any cash required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Singapore, established with the Custodian or a gold bullion clearing bank by an Authorized Participant.

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

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.3. Creations and Redemptions of Shares (continued)

Changes in the Shares for the period from January 10, 2011* through December 31, 2011 are as follows:

Period from January 10, 2011* Through December 31, 2011

Number of Redeemable Shares:
Opening Balance	—
Creations	450,000
Redemptions	—

Closing Balance	450,000

Redeemable Shares:
Opening Balance	$—
Creations	63,668,745
Redemptions	—
Adjustment to redemption value	6,917,253

Closing Balance	$70,585,998

Redemption Value per Share at Period End	$156.86

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

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the London PM Fix used by the Trustee to value the Trust’s gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.5. Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions that require financial statement recognition. Based on this evaluation, the Sponsor has determined no reserves for uncertain tax positions are required to be recorded as a result of the application of ASC 740. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (continued)

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the period from January 10, 2011* through December 31, 2011 are as follows:

Period from January 10, 2011* Through December 31, 2011
Ounces of Gold:
Opening Balance	—
Creations	44,986.1
Redemptions	—
Transfers of Gold	(140.5)

Closing Balance	44,845.6

Investment in Gold (lower of cost or market):
Opening Balance	$—
Creations	63,668,745
Redemptions	—
Transfers of Gold	(193,742)

Closing Balance	$63,475,003

* Date of Inception

2.7. Expenses

The Trust will transfer gold to the Sponsor to pay the Sponsor’s Fee that will accrue daily at an annualized rate equal to 0.39% of the adjusted daily NAV of the Trust, paid monthly in arrears.

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

For the period January 10, 2011 through December 31, 2011, the Sponsor’s Fee was $245,931.

At December 31, 2011 $23,429 was payable to the Sponsor.

2.8 Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date. Management has determined that there are no material events that would require adjustment to or disclosure in the Trust’s financial statements through this date.

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

3 Related Parties

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

4 Concentration of Risk

The Trust’s sole business activity is the investment in gold, and substantially all the Trust’s assets are holdings of gold which creates a concentration risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

5 Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, employees and agents) and the Sponsor (and its members, managers, directors, officers, employees, and affiliates) is indemnified by the Trust against any liability, cost or expense it incurs without gross negligence, bad faith or willful misconduct on its part and without reckless disregard on its part of its obligations and duties under the Trust’s organizational documents.

The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2012
/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 7, 2012

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.