Form 10-Q
period 2012-03-31
ETFS Asian Gold Trust
filed 2012-05-10
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

Yes ☐ No ☒

As of May 9, 2012, ETFS Asian Gold Trust has 450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011 (3)
ASSETS

Investment in gold (1)	$63,413,305	$63,475,003

Total assets	$63,413,305	$63,475,003

LIABILITIES

Fees payable to Sponsor	$24,647	$23,429

Total liabilities	24,647	23,429

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT

Shares at redemption value to investors (2)	74,458,727	70,585,998

Shareholders’ deficit	(11,070,069)	(7,134,424)

Total liabilities, redeemable Shares & shareholders’ deficit	$63,413,305	$63,475,003

(1)	The market value of investment in gold at March 31, 2012 was $74,483,374 and at December 31, 2011 was $70,609,427.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at March 31, 2012 and at December 31, 2011 were 450,000.

(3)	Derived from audited statement of financial condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2012 and the period from January 10, 2011* through March 31, 2011

	Three Months Ended March 31, 2012	Period January 10, 2011* Through March 31, 2011

REVENUES

Value of gold transferred to pay expenses	$72,083	$25,530

Cost of gold transferred to pay expenses	(61,698)	(25,532)

Gain / (loss) on gold transferred to pay expenses	10,385	(2)

Total gain / (loss) on gold	10,385	(2)

EXPENSES

Sponsor’s Fee	73,301	44,620

Total expenses	73,301	44,620

Net loss from operations	$(62,916)	$(44,622)

Net loss per Share	$(0.14)	$(0.12)

Weighted average number of Shares	450,000	387,037

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2012 and the period from January 10, 2011* through March 31, 2011

	Three Months Ended March 31, 2012	Period January 10, 2011* Through March 31, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—
Cash expenses paid	—	—

Increase in cash resulting from operations	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares	$—	$54,522,472

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net loss from operations	$(62,916)	$(44,622)
Adjustments to reconcile net loss to net cash provided by operating activities:

Decrease / (increase) in gold assets	61,698	(54,496,940)

Increase in fees payable to Sponsor	1,218	19,090
Increase / (decrease) in redeemable Shares:
Creations	—	54,522,472

Net cash provided by operating activities	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$72,083	$25,530

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the three months ended March 31, 2012

Three Months Ended March 31, 2012

Shareholders’ deficit - opening balance	$(7,134,424)
Net loss for the period	(62,916)
Adjustment of redeemable Shares to redemption value	(3,872,729)

Shareholders’ deficit - closing balance	$(11,070,069)

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Unaudited Condensed Financial Statements

1. Organization

The ETFS Asian Gold Trust (the “Trust”) is an investment trust formed on January 10, 2011 (the “Date of Inception”) under New York law pursuant to a depositary trust agreement (the “Trust Agreement”) executed by ETF Securities USA LLC (the “Sponsor”) and the Bank of New York Mellon (the “Trustee”) at the time of the Trust’s organization. The Trust holds gold bullion and issues ETFS Physical Asian Gold Shares (“Shares”) (in minimum blocks of 50,000 Shares, also referred to as “Baskets”) in exchange for deposits of gold and distributes gold in connection with the redemption of Baskets. Shares represent units of fractional undivided beneficial interest in and ownership of the Trust which are issued by the Trust. The Sponsor is a Delaware limited liability company and a wholly-owned subsidiary of ETF Securities Limited, a Jersey, Channel Islands based company. The Trust is governed by the Trust Agreement.

The investment objective of the Trust is for the Shares to reflect the performance of the price of gold, less the Trust’s expenses and liabilities. The Trust is designed to provide an individual owner of beneficial interests in the Shares (a “Shareholder”) an opportunity to participate in the gold market through an investment in securities. The fiscal year end for the Trust is December 31.

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three months ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Investment in gold - average cost	$63,413,305	$63,475,003

Unrealized gain on investment in gold	11,070,069	7,134,424

Investment in gold - market value	$74,483,374	$70,609,427

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

There was no gold receivable or payable at March 31, 2012 and December 31, 2011.

2.3. Creations and Redemptions of Shares

The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Singapore, established with the Custodian or a gold clearing bank by an Authorized Participant.

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.3. Creations and Redemptions of Shares (Continued)

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When gold is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded to the Condensed Statement of Operations.

Changes in the Shares for the three months ended March 31, 2012 and the period from January 10, 2011 through December 31, 2011 are set out below:

	Three Months Ended March 31, 2012	Period January 10, 2011* Through December 31, 2011
Number of redeemable Shares

Opening balance	450,000	—
Creations	—	450,000

Closing balance	450,000	450,000

Redeemable Shares
Opening balance	$70,585,998	$—
Creations	—	63,668,745
Adjustments to redemption value	3,872,729	6,917,253

Closing balance	$74,458,727	$70,585,998

Redemption value per Share at period end	$165.46	$156.86

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2012 and December 31, 2011.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the three months ended March 31, 2012 and the period from January 10, 2011* through December 31, 2011 is set out below:

	Three Months Ended March 31, 2012	Period from January 10, 2011* Through December 31, 2011
Ounces of gold

Opening balance	44,845.6	—
Creations	—	44,986.1
Transfers of gold	(43.6)	(140.5)

Closing balance	44,802.0	44,845.6

Investment in gold (lower of cost or market)
Opening balance	$63,475,003	$—
Creations	—	63,668,745
Transfers of gold	(61,698)	(193,742)

Closing balance	$63,413,305	$63,475,003

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

For the three months ended March 31, 2012 and the period January 10, 2011 through March 31, 2011 the Sponsor’s Fee was $73,301 and $44,620, respectively. At March 31, 2012 and at December 31, 2011, the fees payable to the Sponsor were $24,647 and $23,429, respectively.

ETFS ASIAN GOLD TRUST

2.8. Subsequent Events

In accordance with the provisions set forth in Financial Accounting Standards Board Accounting Standards Codification 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

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

ETFS ASIAN GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

The Quarter Ended March 31, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $70,585,998 at December 31, 2011 to $74,458,727 at March 31, 2012, a 5.49% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which increased 5.59% from $1,574.50 at December 31, 2011 to $1,662.50 at March 31, 2012.

There were no creations or redemptions of Shares during the quarter, therefore, both at December 31, 2011 and March 31, 2012 there were 450,000 Shares outstanding.

NAV per Share increased 5.48% from $156.86 at December 31, 2011 to $165.46 at March 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $73,301 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.32 at February 28, 2012 was the highest during the quarter, compared with a low of $159.19 at January 3, 2012.

Net loss from operations for the quarter ended March 31, 2012 was $62,916, resulting from a net gain of $10,385 on the transfer of gold to pay expenses, offset by Sponsor’s Fees of $73,301. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2012 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The unaudited condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the unaudited condensed financial statements for further discussion of accounting policies.

ETFS ASIAN GOLD TRUST

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal period from January 10, 2011 through December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2012:

0	Baskets were created.

0	Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

January 2012	—	—	—
February 2012	—	—	—
March 2012	—	—	—

Total	—	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: May 10, 2012	/s/ Graham Tuckwell

Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Thomas Quigley

Thomas Quigley
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.