Form 10-Q
period 2012-06-30
ETFS Asian Gold Trust
filed 2012-08-09
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

Yes ☒ No ☐

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

Yes ☐ No ☒

As of August 7, 2012, ETFS Asian Gold Trust has 450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)
At June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011 (3)
ASSETS
Investment in gold (1)	$63,351,048	$63,475,003

Total assets	$63,351,048	$63,475,003

LIABILITIES
Fees payable to Sponsor	$22,911	$23,429

Total liabilities	22,911	23,429

REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Shares at redemption value to investors (2)	71,522,822	70,585,998
Shareholders’ deficit	(8,194,685)	(7,134,424)

Total liabilities, redeemable Shares & shareholders’ deficit	$63,351,048	$63,475,003

(1)	The market value of investment in gold at June 30, 2012 was $71,545,733 and at December 31, 2011 was $70,609,427.

(2)	Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at June 30, 2012 and at December 31, 2011 were 450,000.

(3)	Derived from audited statement of financial condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and the period from January 10, 2011* through June 30, 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Period from January 10, 2011* Through June 30, 2011
REVENUES

Value of gold transferred to pay expenses	$72,052	$57,897	$144,135	$83,427
Cost of gold transferred to pay expenses	(62,257)	(53,650)	(123,955)	(79,182)

Gain on gold transferred to pay expenses	9,795	4,247	20,180	4,245

Total gain on gold	9,795	4,247	20,180	4,245

EXPENSES

Sponsor’s Fee	70,316	58,116	143,617	102,736

Total expenses	70,316	58,116	143,617	102,736

Net loss from operations	$(60,521)	$(53,869)	$(123,437)	$(98,491)

Net loss per Share	$(0.13)	$(0.13)	$(0.27)	$(0.25)

Weighted average number of Shares	450,000	400,000	450,000	393,895

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and the period from January 10, 2011* through June 30, 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Period from January 10, 2011* Through June 30, 2011

INCREASE / (DECREASE) IN CASH FROM OPERATIONS:

Cash proceeds received from transfer of gold	$—	$—	$—	$—
Cash expenses paid	—	—	—	—

Increase in cash resulting from operations	—	—	—	—

Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Value of gold received for creation of Shares - net of gold receivable	$—	$—	$—	$54,522,472

Value of gold distributed for redemption of Shares - at average cost	$—	$—	$—	$—

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net loss from operations	$(60,521)	$(53,869)	$(123,437)	$(98,491)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease / (increase) in gold assets	62,257	53,650	123,955	(54,443,290)
(Decrease) / increase in accounts payable to Sponsor	(1,736)	219	(518)	19,309
Increase / (decrease) in redeemable Shares:
Creations	—	—	—	54,522,472
Redemptions	—	—	—	—

Net cash provided by operating activities	$—	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Value of gold transferred to pay expenses	$72,052	$57,897	$144,135	$83,427

* Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the six months ended June 30, 2012

Six Months Ended June 30, 2012

Shareholders’ deficit - opening balance	$(7,134,424)
Net loss for the period	(123,437)
Adjustment of redeemable Shares to redemption value	(936,824)

Shareholders’ deficit – closing balance	$(8,194,685)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

2.1. Valuation of Gold (Continued)

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Investment in gold - average cost	$63,351,048	$63,475,003
Unrealized gain on investment in gold	8,194,685	7,134,424

Investment in gold - market value	$71,545,733	$70,609,427

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

There was no gold receivable or payable at June 30, 2012 and December 31, 2011.

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When gold is exchanged in settlement of a redemption, a gain or loss in the amount of the difference between the market value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the six months ended June 30, 2012 and the period from January 10, 2011* through December 31, 2011 are set out below:

	Six Months Ended June 30, 2012	Period from January 10, 2011* Through December 31, 2011

Number of Redeemable Shares

Opening balance	450,000	—
Creations	—	450,000

Closing balance	450,000	450,000

Redeemable Shares

Opening balance	$70,585,998	$—
Creations	—	63,668,745
Adjustment to redemption value	936,824	6,917,253

Closing balance	$71,522,822	$70,585,998

Redemption value per Share at period end	$158.94	$156.86

* Date of Inception

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2012 and December 31, 2011.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the six months ended June 30, 2012 and the period from January 10, 2011* through December 31, 2011 is set out below:

	Six Months Ended June 30, 2012	Period from January 10, 2011* through December 31, 2011
Ounces of gold:
Opening balance	44,845.6	—
Creations	—	44,986.1
Transfers of gold	(87.6)	(140.5)

Closing balance	44,758.0	44,845.6

Investment in gold (lower of cost or market):
Opening balance	$63,475,003	$—
Creations	—	63,668,745
Transfers of gold	(123,955)	(193,742)

Closing balance	$63,351,048	$63,475,003

* Date of Inception

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (Continued)

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

For the three months ended June 30, 2012 and June 30, 2011 the Sponsor’s Fee was $70,316 and $58,116, respectively. For the six months ended June 30, 2012 and the period from January 10, 2011 through June 30, 2011 the Sponsor’s Fee was $143,617 and $102,736, respectively. At June 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $22,911 and $23,429, respectively.

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

The Quarter Ended June 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $74,458,727 at March 31, 2012 to $71,522,822 at June 30, 2012, a 3.94% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 3.85% from $1,662.50 at March 31, 2012 to $1,598.50 at June 30, 2012.

There were no creations or redemptions of Shares during the quarter, therefore, both at March 31, 2012 and June 30, 2012 there were 450,000 Shares outstanding.

NAV per Share decreased 3.94% from $165.46 at March 31, 2012 to $158.94 at June 30, 2012. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $70,316 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $166.95 at April 2, 2012 was the highest during the quarter, compared with a low of $153.17 at May 30, 2012.

Net loss from operations for the quarter ended June 30, 2012 was $60,521, resulting from a net gain of $9,795 on the transfer of gold to pay expenses, offset by Sponsor’s Fees of $70,316. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2012.

The Six Months Ended June 30, 2012

The Trust’s NAV increased from $70,585,998 at December 31, 2011 to $71,522,822 at June 30, 2012, a 1.33% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 1.52% from $1,574.50 at December 31, 2011 to $1,598.50 at June 30, 2012.

There were no creations or redemptions of Shares during the period, therefore, both at December 31, 2011 and June 30, 2012 there were 450,000 Shares outstanding.

NAV per Share increased 1.33% from $156.86 at December 31, 2011 to $158.94 at June 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $143,617 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.32 at February 28, 2012 was the highest during the period, compared with a low of $153.17 at May 30, 2012.

Net loss from operations for the period ended June 30, 2012 was $123,437, resulting from a net gain of $20,180 on the transfer of gold to pay expenses, offset by Sponsor’s Fees of $143,617. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2012:

                    No Baskets were created.

                    No Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share

April 2012	—	—	—
May 2012	—	—	—
June 2012	—	—	—

Total	—	—	—

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: August 9, 2012	/s/ Graham Tuckwell

Graham Tuckwell President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Thomas Quigley

Thomas Quigley Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.