Form 10-Q
period 2012-09-30
ETFS Asian Gold Trust
filed 2012-11-09
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☐ No ☒

As of November 7, 2012, ETFS Asian Gold Trust had 450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)

At September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011 (3)

ASSETS
Investment in gold (1)	$63,288,853	$63,475,003
Total assets	$63,288,853	$63,475,003

LIABILITIES
Fees payable to Sponsor	$25,429	$23,429
Total liabilities	25,429	23,429

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	79,386,816	70,585,998
Shareholders' deficit	(16,123,392)	(7,134,424)
Total liabilities, redeemable Shares & shareholders' deficit	$63,288,853	$63,475,003

(1)  The investment in gold is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)  Authorized share capital is unlimited with no par value per share. Shares issued and outstanding at September 30, 2012 were 450,000 and at December 31, 2011 were 450,000.

(3)  Derived from audited statement of financial condition as of December 31, 2011.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and the period from January 10, 2011*  through September 30, 2011

				Period
	Three Months	Three Months	Nine Months	January 10, 2011*
	Ended	Ended	Ended	Through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Value of gold transferred to pay expenses	$70,578	$63,708	$214,713	$147,136
Cost of gold transferred to pay expenses	(62,195)	(53,597)	(186,150)	(132,779)
Gain on gold transferred to pay expenses	8,383	10,111	28,563	14,357
Total gain on gold	8,383	10,111	28,563	14,357

EXPENSES
Sponsor's Fee	73,096	66,713	216,713	169,449
Total expenses	73,096	66,713	216,713	169,449

Net loss from operations	$(64,713)	$(56,602)	$(188,150)	$(155,092)

Net loss per Share	$(0.14)	$(0.14)	$(0.42)	$(0.39)

Weighted average number of Shares	450,000	410,326	450,000	399,621

*Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)

For the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012and the period from January 10, 2011*  through September 30, 2011

				Period
	Three Months	Three Months	Nine Months	January 10, 2011*
	Ended	Ended	Ended	Through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$-	$9,146,274	$-	$63,668,746

Value of gold distributed for redemption of Shares - at average cost	$-	$-	$-	$-

RECONCILIIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss from operations	$(64,713)	$(56,602)	$(188,150)	$(155,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease / (increase) in gold assets	62,195	(9,092,677)	186,150	(63,535,967)
Increase in fees payable to Sponsor	2,518	3,006	2,000	22,313
Increase / (decrease) in redeemable Shares:
Creations	-	9,146,273	-	63,668,746
Redemptions	-	-	-	-
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$70,578	$63,708	$214,713	$147,136

*Date of Inception

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2012

Nine Months
Ended
September 30, 2012

Shareholders' deficit - opening balance	$(7,134,424)
Net loss for the year	(188,150)
Adjustment of redeemable Shares to redemption value	(8,800,818)
Shareholders' deficit - closing balance	$(16,123,392)

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Investment in gold - average cost	$63,288,853	$63,475,003
Unrealized gain on investment in gold	16,123,392	7,134,424
Investment in gold - market value	$79,412,245	$70,609,427

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

There was no gold receivable or payable at September 30, 2012 and December 31, 2011.

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

Changes in the Shares for the nine months ended September 30, 2012 and the period from January 10, 2011*  through December 31, 2011 are set out below:

		Period
	Nine Months	January 10, 2011*
	Ended	Through
	September 30, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	450,000	-
Creations	-	450,000
Closing balance	450,000	450,000

Redeemable Shares
Opening balance	$70,585,998	$-
Creations	-	63,668,745
Adjustment to redemption value	8,800,818	6,917,253
Closing balance	$79,386,816	$70,585,998

Redemption value per Share at period end	$176.42	$156.86

*Date of Inception

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2012 and December 31, 2011.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the nine months ended September 30, 2012 and the period from January 10, 2011* through December 31, 2011 is set out below:

		Period
	Nine Months	January 10, 2011*
	Ended	Through
	September 30, 2012	December 31, 2011
Ounces of gold
Opening balance	44,845.6	-
Creations	-	44,986.1
Transfers of gold	(131.5)	(140.5)
Closing balance	44,714.1	44,845.6

Investment in gold (lower of cost or market)
Opening balance	$63,475,003	$-
Creations	-	63,668,745
Transfers of gold	(186,150)	(193,742)
Closing balance	$63,288,853	$63,475,003

*Date of Inception

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

For the three months ended September 30, 2012 and 2011 the Sponsor’s Fee was $73,096 and $66,713, respectively. For the nine months ended September 30, 2012 and the period from January 10, 2011 through September 30, 2011 the Sponsor’s Fee was $216,713 and $169,449, respectively.  At September 30, 2012 and at December 31, 2011, the fees payable to the Sponsor were $25,429 and $23,429, respectively.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on January 10, 2011. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

The Quarter Ended September 30, 2012

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased  from $71,522,822 at June 30, 2012 to $79,386,816 at September 30, 2012, an 11.00% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 11.10% from $1,598.50 at June 30, 2012 to $1,776.00 at September 30, 2012.

There were no creations or redemptions of Shares during the quarter; therefore, both at June 30, 2012 and September 30, 2012 there were 450,000 Shares outstanding.

NAV per Share increased 11.00% from $158.94 at June 30, 2012 to $176.42 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $73,096 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.28 at September 21, 2012 was the highest during the quarter, compared with a low of $154.72 at July 12, 2012.

Net loss from operations for the quarter ended September 30, 2012 was $64,713, resulting from a net gain of $8,383 on the transfer of gold to pay expenses, offset by Sponsor’s Fees of $73,096. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2012.

The Nine Months Ended September 30, 2012

The Trust’s NAV increased from $70,585,998 at December 31, 2011 to $79,386,816 at September 30, 2012, a 12.47% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 12.80% from $1,574.50 at December 31, 2011 to $1,776.00 at September 30, 2012.

There were no creations or redemptions of Shares during the period; therefore, both at December 31, 2011 and September 30, 2012 there were 450,000 Shares outstanding.

NAV per Share increased 12.47% from $156.86 at December 31, 2011 to $176.42 at September 30, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $216,713 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.32 at February 28, 2012 was the highest during the period, compared with a low of $153.17 at May 30, 2012.

Net loss from operations for the period ended September 30, 2012 was $188,150, resulting from a net gain of $28,563 on the transfer of gold to pay expenses, offset by Sponsor’s Fees of $216,713. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2012.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2012 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the Three Months Ended September 30, 2012:

No Baskets were created.

No Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share
July 2012	-	-	-
August 2012	-	-	-
September 2012	-	-	-
Total	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: November 9, 2012	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.