Form 10-K
period 2012-12-31
ETFS Asian Gold Trust
filed 2013-02-28
CIK 1496337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34441

ETFS ASIAN GOLD TRUST
(Exact name of registrant as specified in its charter)

New York	26-4587209
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o ETF Securities USA LLC
48 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(212) 918-4954

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
ETFS Physical Asian Gold Shares	NYSE Arca

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

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2012 as reported by the NYSE Arca, Inc. on that date: $71,653,500.

As of February 26, 2013, ETFS Asian Gold Trust has 500,000 ETFS Physical Asian Gold Shares outstanding.

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

The sponsor of the Trust is ETF Securities USA LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is JPMorgan Chase Bank N.A., London branch (the “Custodian”).

The Trust’s Shares at redeemable value increased from $70,585,998 at December 31, 2011 to $82,563,795 at December 31, 2012, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 450,000  Shares at December 31, 2011 to 500,000  Shares outstanding at December 31, 2012.

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

Secondary Market Trading

While the Trust’s investment objective is for the Shares to reflect the performance of gold bullion, less the expenses of the Trust, the Shares may trade in the secondary market on the NYSE Arca at prices that are lower or higher relative to their net asset value  (the value of the Trust’s assets less its liabilities (“NAV”)) per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the Commodity Exchange, Inc., a subsidiary of New York Mercantile Exchange, Inc. (“COMEX”), and the London, Zurich and Singapore bullion markets. While the Shares will trade on the NYSE Arca until 4:00 PM New York time, liquidity in the global gold market will be reduced after the close of the COMEX at 1:30 PM New York time. As a result, during this time, trading spreads, and the resulting premium or discount, on the Shares may widen.

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

Sponsor’s Fee for the year ended December 31, 2012 was $294,126 (Period January 10, 2011 through December 31, 2011:  $245,931).

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

All gold bullion deposited with the Custodian or sub-custodians must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations practices and customs of the LBMA, including the specifications for a London Good Delivery Bar.

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

An Authorized Participant who places a purchase order is responsible for crediting its Authorized Participant Unallocated Account, either loco London or loco Singapore, with the required gold deposit amount by the third business day in London or Singapore following the purchase order date. Upon receipt of the gold deposit amount, the Custodian, after receiving appropriate instructions from the Authorized Participant and the Trustee, will transfer on the third business day following the purchase order date the gold deposit amount from the Authorized Participant Unallocated Account to the unallocated gold account of the Trust established with the Custodian under the Unallocated Account Agreement between the Trustee and the Custodian (the “Trust Unallocated Account”) and the Trustee will direct the Depository Trust Company (the “DTC”) to credit the number of Baskets ordered to the Authorized Participant’s DTC account. Acting on standing instructions given by the Trustee, the Custodian will transfer the gold deposit amount from the Trust Unallocated Account to the allocated gold account of the Trust established with the Custodian under the Allocated Account Agreement between the Trustee and the Custodian (the “Trust Allocated Account”), by transferring specific gold bars from its inventory to the Trust Allocated Account. The Trust’s Unallocated Account Agreement and Allocated Account Agreement are referred to collectively as the “Custody Agreements.”

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

The Trustee’s Role

The Trustee is generally responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records. The Trustee’s principal responsibilities include (1) transferring the Trust’s gold as needed to pay the Sponsor’s Fee in gold (gold transfers are expected to occur approximately monthly in the ordinary course), (2) valuing the Trust’s gold and calculating the NAV of the Trust and the NAV per Share, (3) receiving and processing orders from Authorized Participants to create and redeem Baskets and coordinating the processing of such orders with the Custodian and DTC, (4) selling the Trust’s gold as needed to pay any extraordinary Trust expenses that are not assumed by the Sponsor, (5) when appropriate, making distributions of cash or other property to Shareholders, and (6) receiving and reviewing reports from or on the Custodian’s custody of and transactions in the Trust’s gold. The Trustee shall, with respect to directing the Custodian, act in accordance with the instructions of the Sponsor. If the Custodian resigns, the Trustee shall appoint an additional or replacement Custodian selected by the Sponsor. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. In addition the Trustee has no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian or other sub-custodians other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of all periodic reports required to be filed with the SEC on behalf of the Trust.

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

The Custodian’s Role

The Custodian is responsible for safekeeping for the Trust gold deposited with it by Authorized Participants in connection with the creation of Baskets. The Custodian is also responsible for selecting sub-custodians, if any. The Custodian facilitates the transfer of gold in and out of the Trust through the unallocated gold accounts it will maintain for each Authorized Participant and the unallocated and allocated gold accounts it will maintain for the Trust. The Custodian holds the Trust’s Allocated gold at its Singapore vault premises. The Custodian is responsible for allocating specific bars of gold bullion to the Trust Allocated Account. The Custodian provides the Trustee with regular reports detailing the gold transfers in and out of the Trust’s unallocated and allocated gold accounts and identifying the gold bars held in the Trust’s allocated gold account.

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

In addition, recent legislation effective after December 31, 2012, if applicable to a Shareholder, imposes a new 3.8% Medicare contribution tax on net investment income. Shareholders should consult their tax advisor regarding this tax.

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

Maximum 28% Long-Term Capital Gains Tax Rate for US Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the trust. Therefore, any gain recognized by an individual US Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as “plan assets” of the Plan, for purposes of applying the “fiduciary responsibility” and “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

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

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of gold by allowing the market participants to profit from divergences, may not exist and, as a result, the price of the Shares may fall.

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

The liability of the Custodian is limited under the Custody Agreements. Under the Custody Agreements between the Trustee and the Custodian which establish the Trust Unallocated Account and the Trust Allocated Account, the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the gold held in the Trust Allocated Account at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of gold credited to the Trust Unallocated Account at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian or other gold bullion clearing bank and an Authorized Participant establishing an Authorized Participant Unallocated Account), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian or any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, and any sub-custodians are governed by English law, which may frustrate the Trust in attempting to receive legal redress against the Custodian or any sub-custodian concerning its gold.

The obligations of the Custodian under the Custody Agreements are, and the Authorized Participant Unallocated Bullion Account Agreements may be, governed by English law. The Custodian may enter into arrangements with any sub-custodian for the temporary custody or holding of the Trust’s gold, which arrangements may also be governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), LBMA rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue any sub-custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

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

If the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or other sub-custodians or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian and any sub-custodian.

Neither the Shareholders nor any Authorized Participant have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian or any sub-custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

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

Because neither the Trustee nor the Custodian oversees or monitors the activities of sub-custodians who may hold the Trust’s gold, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are the Bank of England, Barclays Bank plc, Brink’s Global Services Inc, Deutsche Bank AG, HSBC Bank USA, N.A., The Bank of Nova Scotioa-ScotiaMocatta, Union Bank of Switzerland (UBS)., Via Mat International and other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the any sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

The obligations of any sub-custodian of the Trust’s gold are not determined by contractual arrangements but by LBMA rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its gold custodied with sub-custodians.

There are expected to be no written contractual arrangements between sub-custodians that hold the Trust’s gold and the Trustee or the Custodian because traditionally such arrangements are based on the LBMA’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LBMA’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a sub-custodian for losses relating to the safekeeping of gold. If the Trust’s gold is lost or damaged while in the custody of a sub-custodian, the Trust may not be able to recover damages from the Custodian or the sub-custodian. Whether a sub-custodian will be liable for the failure of sub-custodians appointed by it to exercise due care in the safekeeping of the Trust’s gold will depend on the facts and circumstances of the particular situation. Shareholders cannot be assured that the Trustee will be able to recover damages from sub-custodians whether appointed by the Custodian or by another sub-custodian for any losses relating to the safekeeping of gold by such sub-custodian.

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

Gold which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of gold held by the Custodian and are each an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a sub-custodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 10, 2011 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol AGOL since its initial public offering on January 10, 2011. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended December 31, 2012 and the fiscal period commencing January 10, 2011 and ending December 31, 2011:

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$177.72	$158.22
June 30, 2012	$165.72	$152.98
September 30, 2012	$176.60	$155.46
December 31, 2012	$178.86	$163.27

Fiscal Period from January 10, 2011 through December 31, 2011: Quarter / Period Ended
	High	Low
March 31, 2011	$143.96	$131.06
June 30, 2011	$155.77	$142.69
September 30, 2011	$189.42	$148.39
December 31, 2011	$178.91	$151.74

The number of Shares of the Trust as of February 26, 2013 was 500,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2012	$166.95	$158.01
September 2012	$176.60	$168.10
October 2012	$178.86	$169.40
November 2012	$173.87	$169.73
December 2012	$170.06	$163.27
January 2013	$168.87	$163.50

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee. The Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets and there were no redemptions during the year ended December 31, 2012 and the period January 10, 2011* through December 31, 2011:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2012	-	-
February 2012	-	-
March 2012	-	-
April 2012	-	-
May 2012	-	-
June 2012	-	-
July 2012	-	-
August 2012	-	-
September 2012	-	-
October 2012	-	-
November 2012	-	-
December 2012	-	-
Total	-	-

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2011	-	-
February 2011	-	-
March 2011	-	-
April 2011	-	-
May 2011	-	-
June 2011	-	-
July 2011	-	-
August 2011	-	-
September 2011	-	-
October 2011	-	-
November 2011	-	-
December 2011	-	-
Total	-	-

* Date of Inception

Item 6. Selected Financial Data

The following selected financial data for the Reporting Period should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2012	December 31, 2011*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$71,764	$63,475
Total gain on gold	$42	$29
Net loss from operations	$(252)	$(217)
Weighted average number of Shares	453,962	412,640
Net loss per Share	$(0.56)	$(0.53)
Net cash provided by operating activities	$-	$-

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

NAV per Share vs. 1/10th Gold Fix from Inception to December 31, 2012

195.00
185.00
175.00
165.00
155.00
145.00
135.00
125.00
10/01/2011
10/03/2011
10/05/2011
10/07/2011
10/09/2011
10/11/2011
10/01/2012
10/03/2012
10/05/2012
10/07/2012
10/09/2012
10/11/2012
1/10th Gold Fix
NAV per Share

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

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in gold - average cost	$71,764	$63,475
Unrealized gain on investment in gold	10,827	7,134
Investment in gold - market value	$82,591	$70,609

Inspection of Gold

Under the Custody Agreements, the Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The inspection held as of December 31, 2012 by Inspectorate, a leading commodity inspection and testing company, confirmed that the Custodian’s records of gold held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2012, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2012	December 31, 2011*
(Amounts in 000's of US$)
Total gain on gold	$42	$29
Net loss from operations	$(252)	$(217)
Net cash provided by operating activities	$-	$-

*Period from January 10, 2011.

The year ended December 31, 2012

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $70,585,998 at December 31, 2011 to $82,563,795 at December 31, 2012, a 16.97% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 5.68% from $1,574.50 at December 31, 2011 to $1,664.00 at December 31, 2012, and an increase in outstanding Shares, which rose from 450,000 Shares at December 31, 2011 to 500,000 Shares at December 31, 2012, a result of 50,000 Shares (1 Basket) being created and 0 Shares (0 Baskets) being redeemed during the year.

NAV per Share increased 5.27% from $156.86 at December 31, 2011 to $165.13 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fee, which were $294,126 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.97 at October 4, 2012 was the highest during the year, compared with a low of $153.17 at May 30, 2012.

Net loss from operations for the period ended December 31, 2012 was $251,246, resulting from a net gain of $42,880 on the transfer of gold to pay expenses, offset by Sponsor’s Fee of $294,126. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

The fiscal period from January 10, 2011 to December 31, 2011

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

NAV per Share increased 14.64% from $136.83 at January 10, 2011 to $156.86 at December 31, 2011. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fee, which were $245,931 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $189.02 at September 6, 2011 was the highest during the period, compared with a low of $131.88 at January 28, 2011.

Net loss from operations for the period ended December 31, 2011 was $217,171, resulting from a net gain of $28,760 on the transfer of gold to pay expenses, offset by Sponsor’s Fee of $245,931. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended December 31, 2011.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Indenture does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2012
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of gold transferred to pay expenses	$72	$72	$71	$75	$290
Cost of gold transferred to pay expenses	(62)	(62)	(62)	(62)	(248)
Gain on gold transferred to pay expenses	10	10	9	13	42

Total gain on gold	10	10	9	13	42

Expenses
Sponsor's Fee	73	70	73	78	294
Total expenses	73	70	73	78	294
Net loss from operations	$(63)	$(60)	$(64)	$(65)	$(252)

Net loss per Share	$(0.14)	$(0.13)	$(0.14)	$(0.14)	$(0.56)

Weighted average number of Shares	450,000	450,000	450,000	465,761	453,962

Period January 10, 2011 through December 31, 2011
	Three months ended				Period ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31*	June 30	September 30	December 31	December 31*
Revenues
Value of gold transferred to pay expenses	$26	$58	$64	$75	$223
Cost of gold transferred to pay expenses	(26)	(54)	(54)	(61)	(195)
Gain on gold transferred to pay expenses	-	4	10	14	28

Total gain on gold	-	4	10	14	28

Expenses
Sponsor's Fee	45	58	67	76	246
Total expenses	45	58	67	76	246
Net loss from operations	$(45)	$(54)	$(57)	$(62)	$(218)

Net loss per Share	$(0.12)	$(0.14)	$(0.14)	$(0.14)	$(0.53)

Weighted average number of Shares	387,037	400,000	410,326	450,000	412,640

*Period from January 10, 2011.

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-11 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2012.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2012, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm as the Trust is neither an accelerated filer nor a large accelerated filer as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Not applicable.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2012 information with respect to each person known to own benefically more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Name of Beneficial Ownership	Percent of Class
JPMorgan Chase & Co.
270 Park Ave
New York, NY 10017	350,000	70.0%

Susquehanna International Group, LLP
401 City Avenue, Suite 220
Bala Cynwyd, PA 19004	25,928	5.19%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the year ended December 31, 2012 and the period ended December 31, 2011:

	December 31, 2012	December 31, 2011

Audit fees	$53,000	$52,500
Audit related fees	-	-
	$53,000	$52,500

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP to audit the Trust’s financial statements for the fiscal period ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ETFS ASIAN GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of the ETFS Asian Gold Trust:

We have audited the accompanying statements of financial condition of ETFS Asian Gold Trust (the “Trust”) as of December 31, 2012 and 2011, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2012 and the period January 10, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Asian Gold Trust at December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and the period January 10, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2013

ETFS ASIAN GOLD TRUST

Statements of Financial Condition
At December 31, 2012 and 2011

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share date)
ASSETS
Investment in gold (1)	$71,764	$63,475
Total assets	$71,764	$63,475

LIABILITIES
Fees payable to Sponsor	$27	$23
Total liabilities	27	23

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	82,564	70,586
Shareholders' deficit	(10,827)	(7,134)
Total liabilities, redeemable Shares & shareholders' deficit	$71,764	$63,475

(1)        The investment in gold is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)        Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2012 were 500,000 and at December 31, 2011 were 450,000.

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Operations
For the year ended December 31, 2012 and the period January 10, 2011* through December 31, 2011

		Period
	Year	January 10, 2011*
	Ended	Through
	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of gold transferred to pay expenses	$290	$223
Cost of gold transferred to pay expenses	(248)	(194)
Gain on gold transferred to pay expenses	42	29

Total gain on gold	42	29

EXPENSES
Sponsor's Fee	294	246
Total expenses	294	246

Net loss from operations	$(252)	$(217)

Net loss per Share	$(0.56)	$(0.53)

Weighted average number of Shares	453,962	412,640

* Date of Inception

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Cash Flows
For the year ended December 31, 2012 and the period January 10, 2011* through December 31, 2011

		Period
	Year	January 10, 2011*
	Ended	Through
	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$8,537	$63,669

Value of gold distributed for redemption of Shares - at average cost	$-	$-

RECONCILIIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss from operations	$(252)	$(217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in gold assets	(8,289)	(63,475)
Increase in fees payable to Sponsor	4	23
Increase / (decrease) in redeemable Shares:
Creations	8,537	63,669
Redemptions	-	-
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$290	$223

*  Date of Inception

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Changes in Shareholders’ Deficit
For the year ended December 31, 2012 and the period January 10, 2011* through December 31, 2011

		Period
	Year	January 10, 2011*
	Ended	Through
	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(7,134)	$-
Net loss for the year	(252)	(217)
Adjustment of redeemable Shares to redemption value	(3,441)	(6,917)
Shareholders' deficit - closing balance	$(10,827)	$(7,134)

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Investment in gold - average cost	$71,764	$63,475
Unrealized gain on investment in gold	10,827	7,134
Investment in gold - market value	$82,591	$70,609

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. Gold receivable or payable at December 31, 2012 and 2011 is set out below:

	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Gold receivable	$-	$-

Gold payable	$-	$-

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

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

Changes in the Shares for the year ended December 31, 2012 and the period from January 10, 2011* through December 31, 2011 are as follows:

		Period
	Year	January 10, 2011*
	Ended	Through
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	450,000	-
Creations	50,000	450,000
Closing balance	500,000	450,000

Redeemable Shares
Opening balance	$70,586	$-
Creations	8,537	63,669
Adjustment to redemption value	3,441	6,917
Closing balance	$82,564	$70,586

Redemption value per Share at period end	$165.13	$156.86

* Date of Inception

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.4. Revenue Recognition Policy

Revenues consist of realized gains / losses resulting from the transfer of gold for Share redemptions and / or to pay expenses.  Realized gains / losses are recognized on a trade date basis.

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the year ended December 31, 2012  and the period from January 10, 2011* through December 31, 2011 are as follows:

		Period
	Year	January 10, 2011*
	Ended	Through
(Amounts in 000's of US$, except for ounces data)	December 31, 2012	December 31, 2011
Ounces of gold
Opening balance	44,845.6	-
Creations	4,963.2	44,986.1
Transfers of gold to pay expenses	(174.9)	(140.5)
Closing balance	49,633.9	44,845.6

Investment in gold (lower of cost or market)
Opening balance	$63,475	$-
Creations	8,537	63,669
Transfers of gold to pay expenses	(248)	(194)
Closing balance	$71,764	$63,475

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

For the year ended December 31, 2012, the Sponsor’s Fee was  $294,126 (Period January 10, 2011 through December 31, 2011: $245,931).

At December 31, 2012  $27,066 was payable to the Sponsor (December 31, 2011:  $23,429).

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

At December 31, 2012, the Custodian held 350,000 Shares, 70% of the outstanding Shares of the Trust. Shares indicated as owned were reported on Schedule 13F returns filed by the Custodian. The Trust is unable to determine whether they are the ultimate beneficial owners of such shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

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

Date: February 28, 2013
/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2013

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.