Form 10-K/A
period 2012-12-31
ETFS Asian Gold Trust
filed 2013-06-04
CIK 1496337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes o No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes o No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No o

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

Large accelerated filer o	Accelerated filer o

Non-accelerated filer ☒	Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes o No x

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2012 as reported by the NYSE Arca, Inc. on that date: $71,653,500.

As of May 31, 2013, ETFS Asian Gold Trust has 500,000 ETFS Physical Asian Gold Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (“the Amendment”) to the ETFS Asian Gold Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on February 28, 2013 (“the Original Filing”).  This Amendment is being filed solely to include Exhibit 23.1, the consent of Deloitte & Touche LLP, which was inadvertently omitted from the Original Filing.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3. Exhibits

Exhibit No.	Description

23.1                        Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized. /s/ Christopher Foulds

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: June 4, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.