Form 10-Q/A
period 2013-06-30
ETFS Asian Gold Trust
filed 2013-08-08
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

ETFS Asian Gold Trust (the "Trust") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to amend our 10-Q for the period ended June 30, 2013, filed on August 8, 2013 (the "Original Filing").  This amendment is being filed solely to include Exhibits 31.1, 31.2, 32.1 and 32.2 , incorrect versions of which were included in the Original Filing due to a filing error.

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended June 30, 2013.

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