Form 10-Q
period 2013-09-30
ETFS Asian Gold Trust
filed 2013-11-08
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Yes ☐ No ☒

As of November 6, 2013, ETFS Asian Gold Trust had  450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Statements of Financial Condition (Unaudited)

At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012 (3)
(Amounts in 000's of US$, except for Share data)
ASSETS
Investment in gold (1)	$59,083	$71,764
Total assets	$59,083	$71,764

LIABILITIES
Fees payable to Sponsor	$20	$27
Total liabilities	20	27

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	59,063	82,564
Shareholders' deficit	-	(10,827)
Total liabilities, redeemable Shares & shareholders' deficit	$59,083	$71,764

(1)The investment in gold is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)Authorized share capital is unlimited with no par value per  Share. Shares issued and outstanding at September 30, 2013 were 450,000 and at December 31, 2012 were 500,000.

(3)Derived from audited statement of financial condition as of December 31, 2012.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)

For the three months ended September 30, 2013 and 2012 the nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of gold transferred to pay expenses	$65	$71	$217	$215
Cost of gold transferred to pay expenses	(70)	(62)	(210)	(186)
(Loss) / gain on gold transferred to pay expenses	(5)	9	7	29

Loss on gold distributed for the redemption of Shares	(398)	-	(398)	-
Unrealized gain / (loss) on investment in gold	7,259	-	(5,317)	-
Total gain / (loss) on gold	6,856	9	(5,708)	29

EXPENSES
Sponsor's Fee	66	73	210	217
Total expenses	66	73	210	217

Net gain / (loss) from operations	$6,790	$(64)	$(5,918)	$(188)

Net gain / (loss) per Share	$13.76	$(0.14)	$(11.89)	$(0.42)

Weighted average number of Shares	493,478	450,000	497,802	450,000

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)

For the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-	$-	$-
Cash expenses paid	-	-	-	-
Increase in cash resulting from operations	-	-	-	-

Cash and cash equivalents at beginning of period	-	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$-	$-	$-	$-

Value of gold distributed for redemption of Shares - at average cost	$7,154	$-	$7,154	$-

RECONCILIATION OF NET GAIN / (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net gain / (loss) from operations	$6,790	$(64)	$(5,918)	$(188)
Adjustments to reconcile net gain / (loss) to net cash provided by operating activities:
(Increase) / decrease in investment in gold	(35)	62	12,681	186
Increase / (decrease) in fees payable to Sponsor	1	2	(7)	2
Increase / (decrease) in redeemable Shares:
Creations	-	-	-	-
Redemptions	(6,756)	-	(6,756)	-
Net cash provided by operating activities	$-	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$65	$71	$217	$215

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Shareholders’ Deficit (Unaudited)
For the nine months ended September 30, 2013

Nine Months
Ended
September 30, 2013
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(10,827)
Net loss for the period	(5,918)
Adjustment of redeemable Shares to redemption value	16,745
Shareholders' deficit - closing balance	$-

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - average cost	$64,400	$71,764
Unrealized (loss) / gain on investment in gold	(5,317)	10,827
Investment in gold - market value	$59,083	$82,591

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

There was no gold receivable or payable at September 30, 2013 and December 31, 2012.

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

Changes in the Shares for the nine months ended September 30, 2013 and the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	September 30, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	500,000	450,000
Creations	-	50,000
Redemptions	(50,000)	-
Closing balance	450,000	500,000

Redeemable Shares
Opening balance	$82,564	$70,586
Creations	-	8,537
Redemptions	(6,756)	-
Adjustment to redemption value	(16,745)	3,441
Closing balance	$59,063	$82,564

Redemption value per Share at period end	$131.25	$165.13

ETFS ASIAN GOLD TRUST

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2013 and December 31, 2012.

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the nine months ended September 30, 2013 and the year ended December 31, 2012 are set out below:

	Nine Months	Year
	Ended	Ended
(Amount in 000's of US$, except for ounces data)	September 30, 2013	December 31, 2012
Ounces of gold
Opening balance	49,633.9	44,845.6
Creations	-	4,963.2
Redemptions	(4,947.9)	-
Transfers of gold to pay expenses	(145.2)	(174.9)
Closing balance	44,540.8	49,633.9

Investment in gold (lower of cost or market)
Opening balance	$71,764	$63,475
Creations	-	8,537
Redemptions	(7,154)	-
Transfers of gold to pay expenses	(210)	(248)
Unrealized loss on investment in gold	(5,317)	-
Closing balance	$59,083	$71,764

ETFS ASIAN GOLD TRUST

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

For the three months ended September 30, 2013 and 2012 the Sponsor’s Fee was $65,906 and $73,096, respectively.  For the nine months ended September 30, 2013 and 2012 the Sponsor’s Fee was $209,777 and $216,713, respectively.  At September 30, 2013 and December 31, 2012, the fees payable to the Sponsor were $20,307 and $27,066, respectively.

2.8. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement would have on the financial statements.

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

At September 30, 2013, the Custodian held 350,000 Shares, 78% of the outstanding Shares of the Trust.  Shares indicated as owned were reported on Schedule 13F filed by the Custodian.  The Trust is unable to determine whether the Custodian is the beneficial owner of such shares, and if the Custodian is not the ultimate beneficial owner, who such beneficial owners are.

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

The Quarter Ended September 30, 2013

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $59,029,762 at June 30, 2013 to $59,063,174 at September 30, 2013, a 0.06% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 11.28% from $1,192.00 at June 30, 2013 to $1,326.50 at September 30, 2013 offset by a decrease in outstanding Shares which fell from 500,000 Shares at June 30, 2013 to 450,000 Shares at September 30, 2013 a result of 50,000 Shares (1 Basket) being redeemed during the quarter.  No Shares were created during the quarter.

NAV per Share increased 11.17% from $118.06 at June 30, 2013 to $131.25 at September 30, 2013. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $65,906 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $140.50 at August 28, 2013 was the highest during the quarter, compared with a low of $120.11 at July 5, 2013.

Net gain from operations for the quarter ended September 30, 2013 was $6,789,728, resulting from an unrealized gain on gold of $7,259,243,  offset by a net loss of $5,951 on the transfer of gold to pay expenses, a loss of $397,658 on gold distributed for the redemption of Shares and Sponsor’s Fees of $65,906. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2013.

The nine months ended September 30, 2013

The Trust’s NAV decreased from $82,563,795 at December 31, 2012 to $59,063,174 at September 30, 2013, a 28.46% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 20.28% from $1,664.00 at December 31, 2012 to $1,326.50 at September 30, 2013 and a decrease in outstanding Shares which fell from 500,000 at December 31, 2013 to 450,000 Shares at September 30, 2013, a result of 50,000 Shares (1 Basket) being redeemed during the period.  No Shares were created during the period.

NAV per Share decreased 20.52% from $165.13 at December 31, 2012 to $131.25 at September 30, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $209,777 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $168.08 at January 2, 2013 was the highest during the period, compared with a low of $118.06 at June 28, 2013.

Net loss from operations for the period ended September 30, 2013 was $5,917,629, resulting from a net gain of $6,627 on the transfer of gold to pay expenses, offset by a loss of $397,658 on gold distributed for the redemption of Shares, an unrealized loss on gold of $5,316,821 and Sponsor’s Fees of $209,777. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2013 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2013:

0 Baskets were created.

1 Baskets were redeemed.

Period	Total Baskets Redeemed	Total Shares Redeemed	Average Ounces of Gold Per Share
July 2013	-	-	-
August 2013	-	-	-
September 2013	1	50,000	0.099
Total	1	50,000	0.099

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

8, 2013

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: November 8, 2013	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.