Form 10-K
period 2013-12-31
ETFS Asian Gold Trust
filed 2014-02-28
CIK 1496337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No 

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer ☒	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2013 as reported by the NYSE Arca, Inc. on that date: $60,250,000.

As of February 26,  2014, ETFS Asian Gold Trust has 450,000 ETFS Physical Asian Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $82,563,795 at December 31, 2012 to $53,444,811 at December 31, 2013, the Trust’s fiscal year end. Outstanding Shares in the Trust decreased from 500,000  Shares at December 31, 2012 to 450,000  Shares outstanding at December 31, 2013.

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

The Shares are intended to provide institutional and retail investors with a simple and cost-efficient means, with minimal credit risk, of gaining investment benefits similar to those of holding gold bullion. The Shares offer an investment that:

•Is Easily Accessible. The Shares trade on the NYSE Arca and provide institutional and retail investors with indirect access to the gold bullion market. The Shares are bought and sold on the NYSE Arca like any other exchange-listed securities. The close of the NYSE Arca trading session is 4:00 PM New York time.

•Is Relatively Cost Effective. The Sponsor expects that, for many investors, costs associated with buying and selling the Shares in the secondary market and the payment of the Trust’s ongoing expenses will be lower than the costs associated with buying and selling gold bullion and storing and insuring gold bullion in a traditional allocated gold bullion account.

•Has Minimal Credit Risk. The Shares represent an interest in physical bullion owned by the Trust (other than an amount held in unallocated form which is not sufficient to make up a whole bar or which is held temporarily to effect a creation or redemption of Shares). Physical bullion of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the gold temporarily being held in an unallocated gold account with the Custodian, the physical bullion of the Trust is not subject to counterparty or credit risks. See “Risk Factors—Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets....” This contrasts with most other financial products that gain exposure to bullion through the use of derivatives that are subject to counterparty and credit risks.

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

Overview of the Gold Industry

Gold Supply and Demand

World Gold Supply and Demand 2003–2012 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the last 10 years and is based on information reported by Thomson Reuters GFMS and the World Gold Council.

Gold Supply and Demand

tonnes	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Supply
Mine production	2,623	2,496	2,550	2,482	2,476	2,408	2,589	2,689	2,818	2,861
Official sector sales	620	479	663	365	484	232	34	-	-	-
Recycled gold	986	881	902	1,133	982	1,316	1,695	1,645	1,661	1,616
Net producer hedging	(289)	(438)	(92)	(434)	(444)	(352)	(236)	(103)	7	-
Total Reported Supply	3,940	3,418	4,023	3,546	3,498	3,604	4,277	4,231	4,486	4,477

Demand
Jewelry	2,484	2,616	2,719	2,300	2,423	2,304	1,816	2,020	1,975	1,893
Industrial	386	419	438	468	476	461	410	465	452	407
Investment	350	493	608	683	698	1,204	1,414	1,569	1,715	1,590
Total Bars and Coins	310	400	400	422	444	884	791	1,187	1,530	1,311
ETPs and ETFs	39	133	208	260	253	321	623	382	185	279
Other	720	(110)	258	95	(99)	(365)	637	177	344	587
Total Reported Demand	3,220	3,528	3,765	3,451	3,597	3,969	3,640	4,054	4,142	3,890

Source: GFMS Ltd and World Gold Council

The following are some of the main characteristics of the gold market illustrated by the table:

Over the past ten years, new mine production of gold has experienced a modest rise of less than 2 per cent. Of the four sources of supply, mine production accounts for nearly 65 per cent. of total supply. Official sector sales have declined sharply over the past five years, as the sector transitioned to being a net buyer of gold per annum. Recycled gold volumes have hovered between 1600 and 1700 tonnes in recent years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 77 per cent. to 49 per cent. of demand since 2003. Industrial demand has been relatively constant, contributing between 10 per cent. to 14 per cent. to total demand. The factor to have increased significantly is investment demand with an increase of over 350 per cent. in tonnage terms between 2003 and 2012, partly due to an increase in the gold price and also to the availability of new investment products such as exchange traded commodities.

Historical Chart of the Price of Gold

The price of gold is volatile and fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of gold in the past are not a reliable indicator of future movements. Movements may be influenced by various factors, including announcements from central banks regarding a country’s reserve gold holdings, agreements among central banks, political uncertainties around the world, and economic concerns.

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The eleven market-making members of the LBMA are: Barclays Bank plc, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, JPMorgan Chase Bank, Merrill Lynch International Bank Limited, The Bank of Nova Scotia – ScotiaMocatta, Société  Générale, Mitsui & Co. Precious Metals Inc, and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the eleven market-making members of the LBMA, six offer clearing services. There are a further 60 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out.

In the OTC market, the standard size of gold trades between market makers ranges between 5,000 and 10,000 ounces. Bid-offer spreads are typically 50 US cents per ounce. Certain dealers are willing to offer clients competitive prices for much larger volumes, including trades over 100,000 ounces, although this will vary according to the dealer, the client and market conditions, as transaction costs in the OTC market are negotiable between the parties and therefore vary widely.  Cost indicators can be obtained from various information service providers as well as dealers.

Liquidity in the OTC market can vary from time to time during the course of the 24-hour trading day. Fluctuations in liquidity are reflected in adjustments to dealing spreads—the differential between a dealer’s “buy” and “sell” prices. The period of greatest liquidity in the gold market generally occurs at the time of day when trading in the European time zones overlaps with trading in the United States, which is when OTC market trading in London, New York and other centers coincides with futures and options trading on the COMEX. This period lasts for approximately four hours each New York business day morning.

The London Bullion Market

Although the market for physical gold is distributed globally, most OTC market trades are cleared through London. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. The LBMA also coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation.

The terms “loco London” gold and “loco Singapore” gold refer to gold physically held in London and Singapore, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this annual report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose gram conversion is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams.  A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5 percent), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business generally is conducted over the phone and through electronic dealing systems.

Twice daily during London trading hours there is a fix which provides reference gold prices for that day’s trading often referred to as the “London Fix” for gold. Many long-term contracts will be priced on the basis of either the morning (AM) or afternoon (PM) London Fix, and market participants will usually refer to one or the other of these prices when looking for a basis for valuations. The London Fix is the most widely used benchmark for daily gold prices and is quoted by various financial information sources.

Formal participation in the London Fix is traditionally limited to five members, each of which is a bullion dealer and a member of the LBMA. The chairmanship now rotates annually among the five member firms. The morning session of the London Fix starts at 10:30 AM London time and the afternoon session starts at 3:00 PM London time. The members of the London Fix are currently The Bank of Nova Scotia—ScotiaMocatta, Deutsche Bank AG, HSBC Bank USA, N.A., Societe Generale and Barclays Bank plc. Any other market participant wishing to participate in the trading on the London Fix is required to do so through one of the five gold fixing members.

Orders are placed either with one of the five fixing members or with another bullion dealer who will then be in contact with a fixing member during the fixing. The fixing members net-off all orders when communicating their net interest at the fixing. The fix begins with the fixing chairman suggesting a “trying price,” reflecting the market price prevailing at the opening of the fix. This is relayed by the fixing members to their dealing rooms which have direct communication with all interested parties. Any market participant may enter the fixing process at any time, or adjust or withdraw his order. The gold price is adjusted up or down until all the buy and sell orders are matched, at which time the price is declared fixed. All fixing orders are transacted on the basis of this fixed price, which is instantly relayed to the market through various media. The London Fix is widely viewed as a full and fair representation of all market interest at the time of the fix.

The Singapore Bullion Market

After London and Zurich, Singapore is one of the key regional cities for physical gold trading and one of the largest gold trading centers in Asia. Singapore was traditionally linked to the consumer and jewelry markets but is slowly becoming a hub for investment trading as well. In 2010, the Singapore Mercantile Exchange launched the first locally settled Gold futures contract, and Singapore opened its first free-trade zone for the custody and storage of precious metals.

Futures Exchanges

The most significant gold futures exchanges are the COMEX and the Tokyo Commodity Exchange (“TOCOM”). The COMEX is the largest exchange in the world for trading precious metals futures and options and has been trading gold since 1974. The TOCOM has been trading gold since 1982. Trading on these exchanges is based on fixed delivery dates and transaction sizes for the futures and options contracts traded. Trading costs are negotiable. As a matter of practice, only a small percentage of the futures market turnover ever comes to physical delivery of the gold represented by the contracts traded. Both exchanges permit trading on margin. Margin trading can add to the speculative risk involved given the potential for margin calls if the price moves against the contract holder. The COMEX operates through a central clearance system. On June 6, 2003, the TOCOM adopted a similar clearance system. In each case, the exchange acts as a counterparty for each member for clearing purposes.

Other Exchanges

There are other gold exchange markets, such as the Istanbul Gold Exchange (trading gold since 1995), the Shanghai Gold Exchange (trading gold since 2002), the Hong Kong Chinese Gold & Silver Exchange Society (trading gold since 1918) and the Singapore Mercantile Exchange (trading gold since 2010).

Market Regulation

The global gold markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LBMA, falls under the authority of the Financial Conduct Authority (“FCA”) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of gold not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

The TOCOM has authority to perform financial and operational surveillance on its members’ trading activities, scrutinize positions held by members and large-scale customers, and monitor the price movements of futures markets by comparing them with cash and other derivative markets’ prices. To act as a Futures Commission Merchant Broker on the TOCOM, a broker must obtain a license from Japan’s Ministry of Economy, Trade and Industry, the regulatory authority that oversees the operations of the TOCOM.

Valuation of Gold and Computation of Net Asset Value

On each business day, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the gold held by the Trust and determines the NAV of the Trust. For the purposes of making these calculations, a business day means any day other than a day when NYSE Arca is closed for regular trading.

At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s “London PM Fix” (the afternoon session of the London Fix of the price of an ounce of gold which starts at 3:00 PM London, England time and is performed in London by the five LBMA members of the London Fix). If no London PM Fix is made on such day or has not been announced by the Evaluation Time, the next most recent London Fix (AM or PM) determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the London PM Fix or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the London PM Fix or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

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

Sponsor’s Fee for the year ended December 31, 2013 was $265,851 (December 31, 2012: $294,126; Period January 10, 2011 through December 31, 2011:  $245,931).

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, EC14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

Inspection of Gold

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian. The Trustee and the Sponsor have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian is obligated to cooperate in any review the Trustee or the Sponsor may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian.

The Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company on December 31, 2013, confirmed that the Custodian’s records of gold held in the vault were accurate.

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

Book Entry Form

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

The Custodian is the custodian of the gold bullion credited to Trust Allocated Account in accordance with the Custody Agreements. The Custodian segregates the gold bullion credited to the Trust Allocated Account from any other precious metal it holds or holds for others by entering appropriate entries in its books and records. Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may inspect the vaults of the Custodian.  See “Inspection of Gold”.

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

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States for US federal income tax purposes;

•A corporation (or other entity treated as a corporation for US federal tax purposes) created or organized in or under the laws of the United States or any political subdivision thereof;

•An estate, the income of which is includible in gross income for US federal income tax purposes regardless of its source; or

•A trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more US persons have the authority to control all substantial decisions of the trust.

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

In addition, recent legislation generally applicable to high-income individuals and certain trusts and estates, imposes a new 3.8% Medicare contribution tax on net investment income and gain. Shareholders should consult their tax advisor regarding this tax.

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

The Shares are designed to mirror as closely as possible the performance of the price of gold bullion, and the value of the Shares relates directly to the value of the gold held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of gold has fluctuated widely over the past several years. Several factors may affect the price of gold, including:

•Global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, Australia, Russia and the United States;

•Investors’ expectations with respect to the rate of inflation;

•Currency exchange rates;

•Interest rates;

•Investment and trading activities of hedge funds and commodity funds; and

•Global or regional political, economic or financial events and situations.

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

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

•A significant change in the attitude of speculators, investors and central banks towards gold. Should the speculative community take a negative view towards gold or central banking authorities determine to sell national gold reserves, either event could cause a decline in world gold prices, negatively impacting the price of the Shares.

•A widening of interest rate differentials between the cost of money and the cost of gold could negatively affect the price of gold which, in turn, could negatively affect the price of the Shares.

•A combination of rising money interest rates and a continuation of the current low cost of borrowing gold could improve the economics of selling gold forward. This could result in an increase in hedging by gold mining companies and short selling by speculative interests, which would negatively affect the price of gold. Under such circumstances, the price of the Shares would be similarly affected.

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

The obligations of the Custodian with respect to the Trust’s allocated gold is expressly governed by English law. Nevertheless, a court in the United States, England or Singapore may determine that English law should not apply and, instead, apply Singapore law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Singapore law to the custodial arrangement, but application of Singapore law may, among other things, alter the relative rights and obligations of the to an extent that a loss to the Trust’s gold may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Custodian may be frustrated by the application of Singapore law.

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

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are the Bank of England, Barclays Bank plc, Brink’s Global Services Inc, Deutsche Bank AG, HSBC Bank USA, N.A., The Bank of Nova Scotia-ScotiaMocatta, Union Bank of Switzerland (UBS)., Via Mat International and other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the any sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 10, 2011 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol AGOL since its initial public offering on January 10, 2011. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2013 and December 31, 2012:

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$168.87	$155.16
June 30, 2013	$159.09	$120.50
September 30, 2013	$140.75	$119.30
December 31, 2013	$133.05	$117.27

Fiscal Year Ended December 31, 2012: Quarter Ended
	High	Low
March 31, 2012	$177.72	$158.22
June 30, 2012	$165.72	$152.98
September 30, 2012	$176.60	$155.46
December 31, 2012	$178.86	$163.27

The number of Shares of the Trust as of February 26, 2014 was 450,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2013	$140.75	$128.45
September 2013	$138.67	$128.36
October 2013	$133.05	$125.31
November 2013	$133.05	$121.46
December 2013	$122.88	$117.27
January 2014	$123.69	$119.68

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2013 and December 31, 2012:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2013	-	-
February 2013	-	-
March 201	-	-
April 2013	-	-
May 2013	-	-
June 2013	-	-
July 2013	-	-
August 2013	-	-
September 2013	50,000	0.099
October 2013	-	-
November 2013	-	-
December 2013	-	-
Total	50,000	0.099

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2012	-	-
February 2012	-	-
March 2012	-	-
April 2012	-	-
May 2012	-	-
June 2012	-	-
July 2012	-	-
August 2012	-	-
September 2012	-	-
October 2012	-	-
November 2012	-	-
December 2012	-	-
Total	-	-

Item 6. Selected Financial Data

The following selected financial data for the years ended December 31, 2013 and 2012 and the period from January 10, 2011 to December 31, 2011 should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2013	December 31, 2012	December 31, 2011*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$53,463	$71,764	$63,475
Total (loss) / gain on gold	$(11,270)	$42	$29
Net loss from operations	$(11,536)	$(252)	$(217)
Weighted average number of Shares	485,753	453,962	412,640
Net loss per Share	$(23.75)	$(0.56)	$(0.53)
Net cash provided by operating activities	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Incorporated, Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “AGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the price of the Shares and net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th Gold Fix from Inception to December 31, 2013

200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
10/01/2011
10/03/2011
10/05/2011
10/07/2011
10/09/2011
10/11/2011
10/01/2012
10/03/2012
10/05/2012
10/07/2012
10/09/2012
10/11/2012
10/01/2013
10/03/2013
10/05/2013
10/07/2013
10/09/2013
10/11/2013
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

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - average cost	$64,336	$71,764
Realized loss on investment in gold	(10,873)	-
Investment in gold - lower of cost or market value	53,463	71,764
Unrealized gain on investment in gold	-	10,827
Investment in gold - market value	$53,463	$82,591

Inspection of Gold

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The inspection held as of December 31, 2013 by Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that the Custodian’s records of gold held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2013, the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2013	December 31, 2012	December 31, 2011*
(Amounts in 000's of US$)
Total (loss) / gain on gold	$(11,270)	$42	$29
Net loss from operations	$(11,536)	$(252)	$(217)
Net cash provided by operating activities	$-	$-	$-

*  For the period from January 10, 2011 to December 31, 2011

The year ended December 31, 2013

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $82,563,795 at December 31, 2012 to $53,444,811 at December 31, 2013, a 35.27% decrease for the period. The decrease in the Trust’s NAV resulted primarily from an decrease in the price per ounce of gold, which fell 27.79% from $1,664.00 at December 31, 2012 to $1,201.50 at December 31, 2013, and an decrease in outstanding Shares, which fell from 500,000 Shares at December 31, 2012 to 450,000 Shares at December 31, 2013, a result of 50,000 Shares (1 Basket) being redeemed during the year. No Shares were created during the year.

NAV per Share decreased 28.07% from $165.13 at December 31, 2012 to $118.77 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fee, which were $265,851 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $168.08 at January 2, 2013 was the highest during the year, compared with a low of $118.06 at June 28, 2013.

Net loss from operations for the period ended December 31, 2013 was $11,535,992, resulting from a net gain of $1,103 on the transfer of gold to pay expenses, offset by a net loss of $397,658 on gold distributed for the redemption of Shares a realized loss on gold of $10,873,586 and Sponsor’s Fee of $265,851. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

The year ended December 31, 2012

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2013
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
Revenues
Value of gold transferred to pay expenses	$79	$73	$65	$58	$275
Cost of gold transferred to pay expenses	(69)	(70)	(70)	(65)	(274)
Gain / (loss) on gold transferred to pay expenses	10	3	(5)	(7)	1

Loss on gold distributed for the redemption of Shares	-	-	(398)	-	(398)
Unrealized (loss) / gain on investment in gold	-	(12,576)	7,259	5,317	-
Realized loss on investment in gold	-	-	-	(10,873)	(10,873)
Total gain / (loss) on gold	10	(12,573)	6,856	(5,563)	(11,270)

Expenses
Sponsor's fee	78	66	66	56	266
Total expenses	78	66	66	56	266
Net (loss) / gain from operations	$(68)	$(12,639)	$6,790	$(5,619)	$(11,536)

Net (loss) / gain per Share	$(0.14)	$(25.28)	$13.76	$(12.49)	$(23.75)

Weighted average number of Shares	500,000	500,000	493,478	450,000	485,753

Year ended December 31, 2012
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
Revenues
Value of gold transferred to pay expenses	$72	$72	$71	$75	$290
Cost of gold transferred to pay expenses	(62)	(62)	(62)	(62)	(248)
Gain on gold transferred to pay expenses	10	10	9	13	42

Total gain on gold	10	10	9	13	42

Expenses
Sponsor's fee	73	70	73	78	294
Total expenses	73	70	73	78	294
Net loss from operations	$(63)	$(60)	$(64)	$(65)	$(252)

Net loss per Share	$(0.14)	$(0.13)	$(0.14)	$(0.14)	$(0.56)

Weighted average number of Shares	450,000	450,000	450,000	465,761	453,962

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-12 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2013.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2013, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of ETFX Fund Company Public Limited Company and of its manager ETFX Management Company Limited in Ireland. Assets under management in those companies are in excess of US$18 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds is the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2013 information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the year ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Audit fees	$56,250	$53,000
Audit related fees	2,500	-
	$58,750	$53,000

Pre-Approved Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Deloitte & Touche LLP. Such determinations are made by the Sponsor.

None of the hours expended by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the years ended December 31, 2013 and 2012 were attributable to work performed by persons other than the principal accountant’s full time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement, incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-168277 on January 10, 2011

4.2	Form of Authorized Participant Agreement, incorporated by reference to Exhibit 4.2 filed with Registration Statement No. 333-168277 on January 10, 2011

4.3	Global Certificate, incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 333-168277 on January 10, 2011

10.1	Allocated Account Agreement, incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-168277 on January 10, 2011

10.2	Unallocated Account Agreement, incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-168277 on January 10, 2011

10.3	Depository Agreement, incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-168277 on January 10, 2011

10.4	Marketing Agent Agreement, incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 333-168277 on January 10, 2011

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

* In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

ETFS ASIAN GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Asian Gold Trust

New York, New York

We have audited the accompanying statements of financial condition of ETFS Asian Gold Trust (the “Trust”) as of December 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2013, 2012 and the period January 10, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ETFS Asian Gold Trust at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and the period January 10, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2014

ETFS ASIAN GOLD TRUST

Statements of Financial Condition
At December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$, except for Share data)
ASSETS
Investment in gold (1)	$53,463	$71,764
Total assets	$53,463	$71,764

LIABILITIES
Fees payable to Sponsor	$18	$27
Total liabilities	18	27

REDEEMABLE SHARES AND SHAREHOLDERS' DEFICIT
Shares at redemption value to investors (2)	53,445	82,564
Shareholders' deficit	-	(10,827)
Total liabilities, redeemable Shares & shareholders' deficit	$53,463	$71,764

(1)The investment in gold is valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and market value of the investment in gold.

(2)Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2013 were 450,000 and at December 31, 2012 were 500,000.

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Operations
For the years ended December 31, 2013, 2012 and the period January 10, 2011* through December 31, 2011

			Period
	Year	Year	January 10, 2011*
	Ended	Ended	Through
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$, except for Share and per Share data)
REVENUES
Value of gold transferred to pay expenses	$275	$290	$223
Cost of gold transferred to pay expenses	(274)	(248)	(194)
Gain on gold transferred to pay expenses	1	42	29

Loss on gold distributed for the redemption of Shares	(398)	-	-
Realized loss on gold	(10,873)	-	-
Total (loss) / gain on gold	(11,270)	42	29

EXPENSES
Sponsor's Fee	266	294	246
Total expenses	266	294	246

Net loss from operations	$(11,536)	$(252)	$(217)

Net loss per Share	$(23.75)	$(0.56)	$(0.53)

Weighted average number of Shares	485,753	453,962	412,640

* Date of Inception

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Cash Flows
For the years ended December 31, 2013, 2012 and the period January 10, 2011* through December 31, 2011

			Period
	Year	Year	January 10, 2011*
	Ended	Ended	Through
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-	$-
Cash expenses paid	-	-	-
Increase in cash resulting from operations	-	-	-

Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$-	$8,537	$63,669

Value of gold distributed for redemption of Shares - at average cost	$7,154	$-	$-

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss from operations	$(11,536)	$(252)	$(217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease / (increase) in investment in gold	18,301	(8,289)	(63,475)
(Decrease) / increase in fees payable to Sponsor	(9)	4	23
Increase / (decrease) in redeemable Shares:
Creations	-	8,537	63,669
Redemptions	(6,756)	-	-
Net cash provided by operating activities	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$275	$290	$223

*  Date of Inception

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013, 2012 and the period January 10, 2011* through December 31, 2011

			Period
	Year	Year	January 10, 2011*
	Ended	Ended	Through
	December 31, 2013	December 31, 2012	December 31, 2011
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(10,827)	$(7,134)	$-
Net loss from operations	(11,536)	(252)	(217)
Adjustment of redeemable Shares to redemption value	22,363	(3,441)	(6,917)
Shareholders' deficit - closing balance	$-	$(10,827)	$(7,134)

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

ETFS ASIAN GOLD TRUST

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

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the Sponsor’s Fee, from the fair value of the gold and all other assets held by the Trust.

The table below summarizes the unrealized gains or realized losses on the Trust’s gold holdings as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - average cost	$64,336	$71,764
Realized loss on investment in gold	(10,873)	-
Investment in gold - lower of cost or market value	53,463	71,764
Unrealized gain on investment in gold	-	10,827
Investment in gold - market value	$53,463	$82,591

The Trust recognizes the diminution in value of the investment in gold which arises from market declines on an interim basis. Increases in the value of the investment in gold through market price recoveries in later interim periods of the same fiscal year are recognized in the later interim period. Increases in value recognized on an interim basis may not exceed the previously recognized diminution in value. At December 31, 2013 the market value of gold had fallen below the average cost, therefore a loss of $10,873,586 was realized on the investment in gold.

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

2.2. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. There was no gold receivable or payable at December 31, 2013 and 2012.

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

Changes in the Shares for the years ended December 31, 2013, 2012 and the period from January 10, 2011* through December 31, 2011 are as follows:

			Period
	Year	Year	January 10, 2011*
	Ended	Ended	Through
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012	December 31, 2011
Number of redeemable Shares
Opening balance	500,000	450,000	-
Creations	-	50,000	450,000
Redemptions	(50,000)	-	-
Closing balance	450,000	500,000	450,000

Redeemable Shares
Opening balance	$82,564	$70,586	$-
Creations	-	8,537	63,669
Redemptions	(6,756)	-	-
Adjustment to redemption value	(22,363)	3,441	6,917
Closing balance	$53,445	$82,564	$70,586

Redemption value per Share at period end	$118.77	$165.13	$156.86

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.6. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2013,  2012 and the period from January 10, 2011* through December 31, 2011 are as follows:

			Period
	Year	Year	January 10, 2011*
	Ended	Ended	Through
(Amounts in 000's of US$, except for ounces data)	December 31, 2013	December 31, 2012	December 31, 2011
Ounces of gold
Opening balance	49,633.9	44,845.6	-
Creations	-	4,963.2	44,986.1
Redemptions	(4,947.9)	-	-
Transfers of gold	(189.6)	(174.9)	(140.5)
Closing balance	44,496.4	49,633.9	44,845.6

Investment in gold (lower of cost or market)
Opening balance	$71,764	$63,475	$-
Creations	-	8,537	63,669
Redemptions	(7,154)	-	-
Transfers of gold	(274)	(248)	(194)
Realized loss on investment in gold	(10,873)	-	-
Closing balance	$53,463	$71,764	$63,475

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

For the year ended December 31, 2013, the Sponsor’s Fee was  $265,851  (December 31, 2012: $294,126 Period January 10, 2011 through December 31, 2011: $245,931).

At December 31, 2013  $17,740 was payable to the Sponsor  (December 31, 2012:  $27,066).

2.8 Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board issued ASU 2013-08, Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company's status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trust is currently evaluating the impact, if any, this pronouncement will have on the financial statements.

2.9 Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date. Management has determined that there are no material events that would require adjustment to or disclosure in the Trust’s financial statements through this date.

ETFS ASIAN GOLD TRUST

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants or purchase or sell gold or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

At December 31, 2013, the Custodian held 350,000 Shares, 77.8% of the outstanding Shares of the Trust. Shares indicated as owned were reported on Schedule 13F returns filed by the Custodian. The Trust is unable to determine whether they are the ultimate beneficial owners of such Shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

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

Date: February 28, 2014
/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 28, 2014

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.