Form 10-Q
period 2014-03-31
ETFS Asian Gold Trust
filed 2014-05-15
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 13, 2014, ETFS Asian Gold Trust had  450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

2

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: March 31, 2014: $53,411; December 31, 2013: $53,463) (2)	$57,423	$53,463
Total assets	57,423	53,463

LIABILITIES
Fees payable to Sponsor	19	18
Total liabilities	19	18

NET ASSETS	$57,404	$53,445

ANALYSIS OF NET ASSETS
Redeemable Shares at redemption value to investors (net asset value) (3)	$57,404	$53,445

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)

At March 31, 2014, the investment in gold is recorded at the fair value.  At December 31, 2013, the investment in gold was recorded at the lower of cost or market value.  Refer to note 2.2 for a breakdown of cost and fair value of the investment in gold.

(3)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2014 and December 31, 2013 were 450,000.  Net asset value per Share at March 31, 2014 and December 31, 2013 was $127.56 and $118.77, respectively.

(4)

Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Schedule of Investments (Unaudited)
At March 31, 2014 and December 31, 2013

	March 31, 2014

Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold (in 000's of US$, except for oz data)
Gold	44,453.5	$53,411	$57,423	100.03%
Total investment in gold	44,453.5	$53,411	$57,423	100.03%

	December 31, 2013

Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in gold (in 000's of US$, except for oz data)
Gold	44,496.4	$53,463	$53,463	100.03%
Total investment in gold	44,496.4	$53,463	$53,463	100.03%

(1)	Calculated as investment in gold at fair value divided by net assets, as at March 31, 2014, investment in gold is recorded at fair value. Refer to Note 2.1 for additional information.
(2)

Calculated as investment in gold at cost divided by net assets, as at December 31, 2013, investment in gold was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2014 and 2013

	Three Months	Three Months
	Ended	Ended
	March 31, 2014 (1)	March 31, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$55	$78
Total expenses	55	78

Net investment loss	(55)	(78)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	2	10
Change in unrealized gain on investment in gold	4,012	-
Total gain on gold	4,014	10

Change in net assets from operations	$3,959	$(68)

Net increase / (decrease) in net assets per Share	$8.80	$(0.14)

Weighted average number of Shares	450,000	500,000

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)	Amounts are those previously reported under non investment company accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2013

Three Months
Ended
March 31, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-
Cash expenses paid	-
Increase in cash resulting from operations	-

Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$-

Value of gold distributed for redemption of Shares - at cost	$-

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(68)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in gold	69
Decrease in fees payable to Sponsor	(1)
Increase / (decrease) in redeemable Shares:
Creations	-
Redemptions	-
Net cash provided by operating activities	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$79

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the period ended March 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2014

	Three Months Ended March 31, 2014 (1)

(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	450,000	$53,445
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(55)
Realized gain on investment in gold		2
Change in unrealized gain on investment in gold		4,012
Creations	-	-
Redemptions	-	-
Closing balance at March 31, 2014	450,000	$57,404

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2014

Three Months
Ended
March 31, 2014 (1)

Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$118.77
Income from investment operations:
Net investment loss	(0.12)
Net realized and unrealized gains and losses on investment in gold	8.91
Change in net assets from operations	8.79

Net asset value per Share at end of period	$127.56

Weighted Average Shares	450,000

Expense Ratio
Annualized Sponsor's fee per Share	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%

Non-Annualized Total Return	7.40%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations as of and for the three months ended March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, ASC 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare the disclosures applicable to investment companies under Topic 946, including the presentation of its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update ASU 2013-08, Financial Services—Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.   The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

As a result of the change in the evaluation of investment company status, the Trust must, from January 1, 2014, present its investment in gold at “fair value” as defined in Topic 946.

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014 (the date of the adoption), the most significant aspects of which are as follows:

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the three month period ended March 31, 2014.

2.	A Schedule of Investments is required for the period ended March 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the period ended March 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended March 31, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of March 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

Quantitative effect of adoption of investment company accounting

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in gold	$53,463	$53,463	$-

ETFS ASIAN GOLD TRUST

2.2.  Valuation of Gold

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Singapore vaulting premises and is valued, for financial statement purposes, at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London PM Fix used to determine the net asset value (the “NAV”) of the Trust. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using cost. The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

The Fund follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.    The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
(Amounts in 000's of US$)
Investment in gold - cost	$53,411	$53,463
Unrealized gain on investment in gold	4,012	-
Investment in gold - fair value	$57,423	$53,463

Effective January 1, 2014, the Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statement of Operations.

Prior to 2014, the Trust recognized the movements in value of the investment in gold arising from market declines on an interim basis. Increases in the value of the investment in gold through market price recoveries in later interim periods of the same fiscal year were recognized in the later interim period. Increases in value recognized on an interim basis were not permitted to exceed the previously recognized diminution in value.  Unrealized losses at December 31, 2013 were crystallized as realized losses, and the average cost of gold was written down to market value.

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

ETFS ASIAN GOLD TRUST

2.2. Valuation of Gold (continued)

Fair Value Hierarchy

Inputs

GAAP establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

–	Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access.
–	Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

–	Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the company’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for instruments categorized in level 3.

The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the net asset value of the Trust.  Therefore, the investment in gold is classified as a level 2 asset, as the Trust’s investment in gold is calculated using third party pricing sources supported by observable, verifiable inputs.

The categorization of the Trust’s assets is as shown below:

Fair value hierarchy

(Amounts in 000's of US$)	March 31, 2014	December 31, 2013

Level 2
Investment in gold	$57,423	$53,463

There were no re-allocations or transfers between levels during the period.

2.3.  Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

There was no gold receivable or payable at March 31, 2014 and December 31, 2013.

ETFS ASIAN GOLD TRUST

2.4.  Creations and Redemptions of Shares

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

The Shares of the Trust are classified as “Redeemable Shares” for financial statement purposes, since they are subject to redemption at the option of Authorized Participants. Outstanding Shares are reflected at redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to retained earnings. When gold is exchanged in settlement of a redemption, a realized gain or loss in the amount of the difference between the fair value on the trade date and the historical cost is recorded through the Condensed Statement of Operations.

Changes in the Shares for the year ended December 31, 2013 is set out below:

Year
Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013
Number of Redeemable Shares
Opening balance	500,000
Redemptions	(50,000)
Closing balance	450,000

Redeemable Shares
Opening balance	$82,564
Redemptions	(6,756)
Adjustment to redemption value	(22,363)
Closing balance	$53,445

Redemption value per Share at period end	$118.77

ETFS ASIAN GOLD TRUST

2.5.  Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the London PM Fix. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next London PM Fix or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

2.6.  Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself will not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, deductions, gains, and losses to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2014 and December 31, 2013.

2.7.  Investment in Gold

Changes in ounces of gold and the respective values for the three months ended March 31, 2014 and for the year ended December 31, 2013 are set out below:

	Three Months	Year
	Ended	Ended
(Amount in 000's of US$, except for ounces data)	March 31, 2014	December 31, 2013
Ounces of gold
Opening balance	44,496.4	49,633.9
Redemptions	-	(4,947.9)
Transfers of gold to pay expenses	(42.9)	(189.6)
Closing balance	44,453.5	44,496.4

Investment in gold
Opening balance	$53,463	$71,764
Redemptions	-	(7,154)
Transfers of gold to pay expenses	(52)	(274)
Realized loss on investment in gold	-	(10,873)
Change in unrealized gain on investment in gold	4,012	-
Closing balance	$57,423	$53,463

ETFS ASIAN GOLD TRUST

2.8. Expenses

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

For the three months ended March 31, 2014 and 2013 the Sponsor’s Fee was $54,715 and $77,987, respectively.

At March 31, 2014 and at December 31, 2013, the fees payable to the Sponsor were $19,055 and $17,740, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events were identified.

3. Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s and Custodian’s fees are paid by the Sponsor and are not separate expenses of the Trust. The Trustee and the Custodian and their affiliates may from time to time act as Authorized Participants and purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. In addition the Trustee and the Custodian and their affiliates may from time to time purchase or sell gold directly, for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

At March 31, 2014, the Custodian held 350,000 Shares, 78% of the outstanding Shares of the Trust.  Shares indicated as owned were reported on Schedule 13F filed by the Custodian.  The Trust is unable to determine whether the Custodian is the beneficial owner of such shares, and if the Custodian is not the ultimate beneficial owner, who such beneficial owners are.

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

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on January 10, 2011. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It will not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

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

ETFS ASIAN GOLD TRUST

The Quarter Ended March 31, 2014

Effective January 1, 2014, the Trust is deemed to be an investment company under generally accepted accounting principles.  Accordingly, the Trust adopted the specialized accounting for an investment company as prescribed in Topic 946, Investment Companies.  Refer to Note 2.1 of the unaudited condensed financial statements for additional information.

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $53,444,811 at December 31, 2013 to $57,403,951 at March 31, 2014, a 7.41% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 7.51% from $1,201.50 at December 31, 2013 to $1,291.75 at March 31, 2014.

There were no creations or redemptions of Shares during the quarter, therefore, both at December 31, 2013 and March 31, 2014 there were 450,000 Shares outstanding.

NAV per Share increased 7.40% from $118.77 at December 31, 2013 to $127.56 at March 31, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $54,715 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $136.80 at March 14, 2014 was the highest during the quarter, compared with a low of $120.68 at January 8, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 to the unaudited condensed financial statements) as of January 1, 2014. Change in net assets from operations for the quarter ended March 31, 2014 was $3,959,140, resulting from a realized gain of $1,913 on the transfer of gold to pay expenses and a change in unrealized gain on investment in gold of $4,011,942, offset by Sponsor’s Fees of $54,715. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, the net loss from operations for the quarter ended March 31, 2013 was $68,049, resulting from a net gain of $9,938 on the transfer of gold to pay expenses, offset by Sponsor’s Fees of $77,987. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2013.

The increase in the change in unrealized gain on investment in gold in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 is due to the adoption of investment company accounting and an increase in the price of gold. Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the quarter ended March 31, 2014 was lower than the fee for the quarter ended March 31, 2013 as the average assets were lower in March 31, 2014 compared to March 31, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2014 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The unaudited condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2.1 to the unaudited condensed financial statements for further discussion of accounting policies.

Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Other than a change in the presentation of the Trust’s financial statements, the most significant change is that the Trust must, from January 1, 2014, record its investment in gold at fair value.  Prior to January 1, 2014 the investment in gold was recorded at the lower of cost and market value.  As a result of this change, the Trust expects that there will be fluctuations in the value of investments based on changes in the price of gold.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2014:

0 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average Ounces of
Period	Redeemed	Redeemed	Gold Per Share
January 2014	-	-	-
February 2014	-	-	-
March 2014	-	-	-
	-	-	-

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

8, 2013

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: May 15, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.