Form 10-Q
period 2014-06-30
ETFS Asian Gold Trust
filed 2014-08-11
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐ No ☒

As of August 8, 2014, ETFS Asian Gold Trust had  450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

2

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At June 30, 2014 and December 31, 2013

(Amounts in 000's of US$, except for Share and per Share data)	June 30, 2014 (1)	December 31, 2013 (4)
ASSETS
Investment in gold (cost: June 30, 2014: $53,358; December 31, 2013: $53,463) (2)	$58,399	$53,463
Total assets	58,399	53,463

LIABILITIES
Fees payable to Sponsor	19	18
Total Liabilities	19	18

NET ASSETS	$58,380	$53,445

ANALYSIS OF NET ASSETS
Total net assets (3)	$58,380	$53,445

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)

At June 30, 2014, the investment in gold is recorded at the fair value.  At December 31, 2013, the investment in gold was recorded at the lower of cost or market value.  Refer to note 2.2 for a breakdown of cost and fair value of the investment in gold.

(3)

Net assets at December 31, 2013 represents total liabilities, redeemable Shares and Shareholders’ deficit. Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2014 and December 31, 2013 were 450,000.  Net asset value per Share at June 30, 2014 and December 31, 2013 was $129.73 and $118.77, respectively.

(4)

Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Schedule of Investments (Unaudited)
At June 30, 2014 and December 31, 2013

	June 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	44,409.8	$53,358	$58,399	100.03%
Total investment in gold	44,409.8	$53,358	$58,399	100.03%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	44,496.4	$53,463	$53,463	100.03%
Total investment in gold	44,496.4	$53,463	$53,463	100.03%

(1)	Calculated as investment in gold at fair value divided by net assets, as at June 30, 2014, investment in gold is recorded at fair value. Refer to Note 2.1 for additional information.
(2)

Calculated as investment in gold at cost divided by net assets, as at December 31, 2013, investment in gold was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014 (1)	June 30, 2013 (2)	June 30, 2014 (1)	June 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$57	$66	$112	$144
Total expenses	57	66	112	144

Net investment loss	(57)	(66)	(112)	(144)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	5	3	6	13
Change in unrealized gain / (loss) on investment in gold	1,029	(12,576)	5,041	(12,576)
Total gain / (loss) on gold	1,034	(12,573)	5,047	(12,563)

Change in net assets from operations	$977	$(12,639)	$4,935	$(12,707)

Net increase / (decrease) in net assets per Share	$2.17	$(25.28)	$10.97	$(25.41)

Weighted average number of Shares	450,000	500,000	450,000	500,000

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)	Amounts are those previously reported under non investment company accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and six months ended June 30, 2013

	Three Months	Six Months
	Ended	Ended
	June 30, 2013 (1)	June 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$-	$-

Value of gold distributed for redemption of Shares - at cost	$-	$-

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(12,639)	$(12,707)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease in investment in gold	12,646	12,715
Decrease in fees payable to Sponsor	(7)	(8)
Increase / (decrease) in redeemable Shares:
Creations	-	-
Redemptions	-	-
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$73	$152

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and six months ended June 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2014

	Six Months Ended June 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	450,000	$53,445
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(112)
Realized gain on investment in gold		6
Change in unrealized gain on investment in gold		5,041
Creations	-	-
Redemptions	-	-
Closing balance at June 30, 2014	450,000	$58,380

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Financial Highlights (Unaudited)
For the six months ended June 30, 2014

	Three Months	Six Months
	Ended	Ended
	June 30, 2014 (1)	June 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$127.56	$118.77
Income from investment operations:
Net investment loss	(0.13)	(0.25)
Total realized gain and change in unrealized gain on investment in gold	2.30	11.21
Change in net assets from operations	2.17	10.96

Net asset value per Share at end of period	$129.73	$129.73

Weighted average number of shares	450,000	450,000

Expense Ratio
Annualized Sponsor's Fee per Share	0.39%	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%	(0.39)%

Non-Annualized Total Return	1.70%	9.23%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations as of and for the three and six months ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, ASC 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare is financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the six month period ended June 30, 2014.

2.	A Schedule of Investments is required as of June 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the period ended June 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the period ended June 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of June 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in gold	$53,463	$53,463	$-

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.2.  Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Singapore vaulting premises and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London PM Fix. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using cost. The London PM Fix price for gold is set using the afternoon session of the twice daily fix of the price of gold by five market making members of the London Bullion Market Association at approximately 3:00 PM London Time, on each working day.

Once the value of gold has been determined, the NAV is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.    The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of June 30, 2014 and December 31, 2013:

(Amounts in 000's of US$)	June 30, 2014	December 31, 2013
Investment in gold - cost	$53,358	$53,463
Unrealized gain on investment in gold	5,041	-
Investment in gold - fair value	$58,399	$53,463

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2014	December 31, 2013

Level 2
Investment in gold	$58,399	$53,463

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

There was no gold receivable or payable at June 30, 2014 and December 31, 2013.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.4.  Creations and Redemptions of Shares

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.5.  Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2014 and December 31, 2013.

2.7.  Investment in Gold

Changes in ounces of gold and the respective values for the six months ended June 30, 2014 and for the year ended December 31, 2013 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2014	December 31, 2013
Ounces of gold
Opening balance	44,496.4	49,633.9
Redemptions	-	(4,947.9)
Transfers of gold to pay expenses	(86.6)	(189.6)
Closing balance	44,409.8	44,496.4

Investment in gold
Opening balance	$53,463	$71,764
Redemptions	-	(6,756)
Realized loss on gold distributed for the redemption of Shares	-	(398)
Transfers of gold to pay expenses	(111)	(275)
Realized gain on gold transferred to pay expenses	6	1
Realized loss on investment in gold	-	(10,873)
Unrealized gain on investment in gold	5,041	-
Closing balance	$58,399	$53,463

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

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

For the three months ended June 30, 2014 and 2013 the Sponsor’s Fee was $56,927 and $65,884, respectively.  For the six months ended June 30, 2014 and 2013 the Sponsor’s Fee was $111,642 and $143,871.

At June 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $18,753 and $17,740, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date. During this period, no material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

At June 30, 2014, the Custodian held 350,000 Shares, 78% of the outstanding Shares of the Trust.  Shares indicated as owned were reported on Schedule 13F filed by the Custodian.  The Trust is unable to determine whether the Custodian is the beneficial owner of such shares, and if the Custodian is not the ultimate beneficial owner, who such beneficial owners are.

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

The Quarter Ended June 30, 2014

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

The Trust’s NAV increased from $57,403,951 at March 31, 2014 to $58,380,254 at June 30, 2014, a 1.70% increase for the quarter. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 1.80% from $1,291.75 at March 31, 2014 to $1,315.00 at June 30, 2014.

There were no creations or redemptions of Shares during the quarter, therefore, both at March 31, 2014 and June 30, 2014 there were 450,000 Shares outstanding.

NAV per Share increased 1.70% from $127.56 at March 31, 2014 to $129.73 at June 30, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $56,927 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $130.90 at April 14, 2014 was the highest during the quarter, compared with a low of $122.64 at June 3, 2014.

Change in net assets from operations for the quarter ended June 30, 2014 was $976,302, resulting from a realized gain of $4,648 on the transfer of gold to pay expenses and a change in unrealized gain on investment in gold of $1,028,581, offset by Sponsor’s Fees of $56,927. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, the net loss from operations for the quarter ended June 30, 2013 was $12,639,307, resulting from a net gain of $2,640 on the transfer of gold to pay expenses, offset by an unrealized loss on gold of $12,576,063 and Sponsor’s Fees of $65,884. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2013.

There was an unrealized gain on investment in gold in the quarter ended June 30, 2014 compared to an unrealized loss on investment in gold in the quarter ended June 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the price of gold during the respective quarters. Sponsor’s Fees are calculated as a percentage of assets. The Sponsor’s Fee in the quarter ended June 30, 2014 was lower than the fee for the quarter ended June 30, 2013 as the average assets were lower in June 30, 2014 compared to June 30, 2013.

The Six Months Ended June 30, 2014

The Trust’s NAV increased  from $53,444,811 at December 31, 2013 to $58,380,254 at June 30, 2014, a 9.23% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 9.45% from $1,201.50 at December 31, 2013 to $1,315.00 at June 30, 2014.

There were no creations or redemptions of Shares during the period, therefore, both at December 31, 2013 and June 30, 2014 there were 450,000 Shares outstanding.

NAV per Share rose 9.23% from $118.77 at December 31, 2013 to $129.73 at June 30, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $111,642 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $136.80 at March 14, 2014 was the highest during the period, compared with a low of $120.68 at January 8, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 to the unaudited condensed financial statements) as of January 1, 2014. Change in net assets from operations for the period ended June 30, 2014 was $4,935,442, resulting from a realized gain of $6,561 on the transfer of gold to pay expenses and a change in unrealized gain on investment in gold of $5,040,523, offset by Sponsor’s Fees of $111,642. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, the net loss from operations for the period ended June 30, 2013 was $12,707,356,  resulting from a net gain of $12,578 on the transfer of gold to pay expenses, offset by an unrealized loss on gold of $12,576,063 and Sponsor’s Fees of $143,871. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2013.

There was an unrealized gain on investment in gold in the period ended June 30, 2014 compared to an unrealized loss on investment in gold in the period ended June 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the price of gold during the respective periods. Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended June 30, 2014 was lower than the fee for the period ended June 30, 2013 as the average assets were lower in June 30, 2014 compared to June 30, 2013.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2014:

0 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
April 2014	-	-	-
May 2014	-	-	-
June 2014	-	-	-
	-	-	-

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

8, 2013

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: August 11, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.