Form 10-Q
period 2014-09-30
ETFS Asian Gold Trust
filed 2014-11-10
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☒

As of November 6, 2014, ETFS Asian Gold Trust had  450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Condensed Statements of Assets and Liabilities (Unaudited)
At September 30, 2014 and December 31, 2013

(Amounts in 000's of US$, except for Share and per Share data)	September 30, 2014 (1)	December 31, 2013 (4)
ASSETS
Investment in gold (cost: September 30, 2014: $53,306; December 31, 2013: $53,463) (2)	$53,971	$53,463
Total assets	53,971	53,463

LIABILITIES
Fees payable to Sponsor	17	18
Total Liabilities	17	18

NET ASSETS	$53,954	$53,445

ANALYSIS OF NET ASSETS
Total net assets (3)	$53,954	$53,445

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)

At September 30, 2014, the investment in gold is recorded at the fair value.  At December 31, 2013, the investment in gold was recorded at the lower of cost or market value.  Refer to note 2.2 for a breakdown of cost and fair value of the investment in gold.

(3)

Net assets at December 31, 2013 represents total liabilities, redeemable Shares and Shareholders’ deficit. Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at September 30, 2014 and December 31, 2013 were 450,000.  Net asset value per Share at September 30, 2014 and December 31, 2013 was $119.90 and $118.77, respectively.

(4)

Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Schedule of Investments (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	44,366.1	$53,306	$53,971	100.03%
Total investment in gold	44,366.1	$53,306	$53,971	100.03%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	44,496.4	$53,463	$53,463	100.03%
Total investment in gold	44,496.4	$53,463	$53,463	100.03%

(1)	Calculated as investment in gold at fair value divided by net assets, as at September 30, 2014, investment in gold is recorded at fair value. Refer to Note 2.1 for additional information.
(2)

Calculated as investment in gold at cost divided by net assets, as at December 31, 2013, investment in gold was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014 (1)	September 30, 2013 (2)	September 30, 2014 (1)	September 30, 2013 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$55	$66	$167	$210
Total expenses	55	66	167	210

Net investment loss	(55)	(66)	(167)	(210)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain / (loss) on gold transferred to pay expenses	4	(5)	11	7
Realized loss on gold distributed for the redemption of Shares	-	(398)	-	(398)
Change in unrealized (loss) / gain on investment in gold	(4,375)	7,259	665	(5,317)
Total gain / (loss) on gold	(4,371)	6,856	676	(5,708)

Change in net assets from operations	$(4,426)	$6,790	$509	$(5,918)

Net (decrease) / increase in net assets per Share	$(9.84)	$13.76	$1.13	$(11.89)

Weighted average number of Shares	450,000	493,478	450,000	497,802

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.
(2)	Amounts are those previously reported under non investment company accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Cash Flows (Unaudited)
For the three and nine months ended September 30, 2013

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013 (1)	September 30, 2013 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$-	$-

Value of gold distributed for redemption of Shares - at cost	$7,154	$7,154

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$6,790	$(5,918)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
(Increase) / decrease in investment in gold	(35)	12,681
Increase / (decrease) in fees payable to Sponsor	1	(7)
Increase / (decrease) in redeemable Shares:
Creations	-	-
Redemptions	(6,756)	(6,756)
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$65	$217

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the three and nine months ended September 30, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2014

	Nine Months Ended September 30, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at December 31, 2013	450,000	$53,445
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(167)
Realized gain on investment in gold		11
Change in unrealized gain on investment in gold		665
Creations	-	-
Redemptions	-	-
Closing balance at September 30, 2014	450,000	$53,954

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Unaudited Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Financial Highlights (Unaudited)
For the three and nine months ended September 30, 2014

	Three Months	Nine Months
	Ended	Ended
	September 30, 2014 (1)	September 30, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$129.73	$118.77
Income from investment operations:
Net investment loss	(0.12)	(0.37)
Total realized gain and change in unrealized gain on investment in gold	(9.71)	1.50
Change in net assets from operations	(9.83)	1.13

Net asset value per Share at end of period	$119.90	$119.90

Weighted average number of Shares	450,000	450,000

Expense Ratio
Annualized Sponsor's Fee per Share	0.39%	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%	(0.39)%

Non-Annualized Total Return	(7.58)%	0.95%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

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

The accompanying unaudited condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations as of and for the three and nine months ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

2.1. Basis of Accounting

Since the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Condensed Statement of Assets and Liabilities and Condensed Statement of Operations.  A Condensed Statement of Changes in Net Assets is required and has been presented for the nine month period ended September 30, 2014.

2.	A Schedule of Investments is required as of September 30, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for the three and nine month periods ended September 30, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the three and nine month periods ended September 30, 2014.  Since the adoption of the new accounting principle is prospective, the prior year statement of cash flows is still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of September 30, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

Once the value of gold has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.    The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of September 30, 2014 and December 31, 2013:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013
Investment in gold - cost	$53,306	$53,463
Unrealized gain on investment in gold	665	-
Investment in gold - fair value	$53,971	$53,463

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.2. Valuation of Gold (continued)

Fair Value Hierarchy

Inputs

Generally accepted accounting principles establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	September 30, 2014	December 31, 2013

Level 2
Investment in gold	$53,971	$53,463

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

There was no gold receivable or payable at September 30, 2014 and December 31, 2013.

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Singapore, established with the Custodian or a gold clearing bank by an Authorized Participant.

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

Changes in the Shares for the year ended December 31, 2013 are set out below:

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

ETFS ASIAN GOLD TRUST

2. Significant Accounting Policies (continued)

2.5.  Revenue Recognition Policy

The primary expense of the Trust is the Sponsor’s Fee, which is paid by the Trust through in-kind transfers of gold to the Sponsor. With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2014 and December 31, 2013.

2.7.  Investment in Gold

Changes in ounces of gold and the respective values for the nine months ended September 30, 2014 and for the year ended December 31, 2013 are set out below:

	Nine Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	September 30, 2014	December 31, 2013
Ounces of gold
Opening balance	44,496.4	49,633.9
Redemptions	-	(4,947.9)
Transfers of gold to pay expenses	(130.3)	(189.6)
Closing balance	44,366.1	44,496.4

Investment in gold
Opening balance	$53,463	$71,764
Creations	-	-
Redemptions	-	(6,756)
Realized loss on gold distributed for the redemption of Shares	-	(398)
Transfers of gold to pay expenses	(168)	(275)
Realized gain on gold transferred to pay expenses	11	1
Realized loss on investment in gold	-	(10,873)
Unrealized gain on investment in gold	665	-
Closing balance	$53,971	$53,463

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

For the three months ended September 30, 2014 and 2013 the Sponsor’s Fee was $55,220 and $65,906, respectively.  For the nine months ended September 30, 2014 and 2013 the Sponsor’s Fee was $166,862 and $209,777, respectively.

At September 30, 2014 and at December 31, 2013, the fees payable to the Sponsor were $17,332 and $17,740, respectively.

2.9. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On November 7, 2014, the London Bullion Market Association (“LBMA”) announced it will discontinue the “London Gold Fix” pricing benchmark for gold during the first quarter of 2015.  The exact date of the transition to a new gold bullion pricing standard will be announced by the LBMA at a later date. The London Gold Fix has been the benchmark price for valuation of gold bullion held by the Trust. The LBMA has accepted a proposal by the ICE Benchmark Association (“IBA”) to administer a replacement gold price benchmark mechanism. Commencing during the first quarter of 2015, the IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Gold Fix.  The IBA’s electronic price fixing process, like the current London Gold Fix process, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 9:45 am London time and 3:00 pm London time (“IBA PM Gold Fix”).

Commencing on a date in the first quarter of 2015 when the IBA PM Gold Fix is declared operative by the LBMA, on each trading day the Sponsor will use the IBA PM Gold Fix for valuing gold bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the IBA PM Gold Fix will fairly represent the commercial value of gold bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the IBA PM Gold Fix for such day.

During this period, no other material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

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

At September 30, 2014, the Custodian held 350,000 Shares, 78% of the outstanding Shares of the Trust.  Shares indicated as owned were reported on Schedule 13F filed by the Custodian.  The Trust is unable to determine whether the Custodian is the beneficial owner of such shares, and if the Custodian is not the ultimate beneficial owner, who such beneficial owners are.

ETFS ASIAN GOLD TRUST

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

ETFS ASIAN GOLD TRUST

ETFS ASIAN GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the unaudited condensed financial statements and notes to the unaudited condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “AGOL”.

Valuation of Gold and Computation of Net Asset Value

As of the London PM Fix on each day that the NYSE Arca is open for regular trading or as soon as practicable after 4:00 p.m. New York time on such day, (the “Evaluation Time”) the Trustee values the gold held by the Trust and determines both the adjusted net asset value (the “ANAV”) and the net asset value (the “NAV”) of the Trust.

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

The Trustee then subtracts from the ANAV the amount of Sponsor’s Fees computed for such day to determine the NAV of the Trust. The Trustee also determines the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding as of the close of trading on the NYSE Arca.

ETFS ASIAN GOLD TRUST

ETFS ASIAN GOLD TRUST

The Quarter Ended September 30, 2014

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

The Trust’s NAV decreased from $58,380,254 at June 30, 2014 to $53,954,116 at September 30, 2014, a 7.58% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from an decrease in the price per ounce of gold, which fell 7.49% from $1,315.00 at June 30, 2014 to $1,216.50 at September 30, 2014.

There were no creations or redemptions of Shares during the quarter, therefore, both at June 30, 2014 and September 30, 2014 there were 450,000 Shares outstanding.

NAV per Share decreased 7.58% from $129.73 at June 30, 2014 to $119.90 at September 30, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $55,220 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $132.21 at July 10, 2014 was the highest during the quarter, compared with a low of $119.61 at September 22, 2014.

Decrease in net assets from operations for the quarter ended September 30, 2014 was $4,426,137, resulting from a realized gain of $4,114 on the transfer of gold to pay expenses offset by a change in unrealized loss on investment in gold of $4,375,031 and Sponsor’s Fees of $55,220. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, the net gain from operations for the quarter ended September 30, 2013 was $6,789,728, resulting from an unrealized gain on gold of $7,259,234, offset by a net loss of $5,951 on the transfer of gold to pay expenses, a loss of $397,658 on gold distributed for the redemption of Shares and Sponsor’s Fees of $65,906. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2013.

There was an unrealized loss on investment in gold in the quarter ended September 30, 2014 compared to an unrealized gain on investment in gold in the quarter ended September 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the price of gold during the respective quarters. Sponsor’s Fees are calculated as a percentage of assets. The Sponsor’s Fee in the quarter ended September 30, 2014 was lower than the fee for the quarter ended September 30, 2013 as the average assets were lower in the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

ETFS ASIAN GOLD TRUST

The Nine Months Ended September 30, 2014

The Trust’s NAV increased  from $53,444,811 at December 31, 2013 to $53,954,116 at September 30, 2014, a 0.95% increase for the period. The increase in the Trust’s NAV resulted primarily from an increase in the price per ounce of gold, which rose 1.25% from $1,201.50 at December 31, 2013 to $1,216.50 at September 30, 2014.

There were no creations or redemptions of Shares during the period, therefore, both at December 31, 2013 and September 30, 2014 there were 450,000 Shares outstanding.

NAV per Share rose 0.95% from $118.77 at December 31, 2013 to $119.90 at September 30, 2014. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $166,862 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $136.80 at March 14, 2014 was the highest during the period, compared with a low of $119.61 at September 22, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 to the unaudited condensed financial statements) as of January 1, 2014. Increase in net assets from operations for the period ended September 30, 2014 was $509,306, resulting from a realized gain of $10,677 on the transfer of gold to pay expenses and a change in unrealized gain on investment in gold of $665,491, offset by Sponsor’s Fees of $166,862. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2014.

Prior to the adoption of investment company accounting, the Trust recorded its investment in gold at the lower of cost or market value.  Under the previous presentation and accounting policies, the net loss from operations for the period ended September 30, 2013 was $5,917,629, resulting from a net gain of $6,627 on the transfer of gold to pay expenses, offset by a loss of $397,658 on gold distributed for the redemption of Shares, an unrealized loss on gold of $5,316,821 and Sponsor’s Fees of $209,777. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended September 30, 2013.

There was an unrealized gain on investment in gold in the period ended September 30, 2014 compared to an unrealized loss on investment in gold in the period ended September 30, 2013.  This change has occurred due to the adoption of investment company accounting and movements in the price of gold during the respective periods. Sponsor’s Fees are calculated as a percentage of assets.  The Sponsor’s Fee in the period ended September 30, 2014 was lower than the fee for the period ended September 30, 2013 as the average assets were lower in the period ended September 30, 2014 compared to the period ended September 30, 2013.

ETFS ASIAN GOLD TRUST

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At September 30, 2014 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of September 30, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended September 30, 2014:

0 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
July 2014	-	-	-
August 2014	-	-	-
September 2014	-	-	-
	-	-	-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 to serve as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until Mr. Foulds can resume his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

ETFS ASIAN GOLD TRUST

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

8, 2013

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: November 10, 2014	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	/s/ Joseph Roxburgh
Joseph Roxburgh
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.