Form 10-K
period 2014-12-31
ETFS Asian Gold Trust
filed 2015-03-02
CIK 1496337

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Aggregate market value of the registrant’s shares outstanding held by non-affiliates of the registrant based upon the closing price of a share on June 30, 2014 as reported by the NYSE Arca, Inc. on that date: $58,171,500.

As of February 26,  2015, ETFS Asian Gold Trust has 450,000 ETFS Physical Asian Gold Shares outstanding.

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

The Trust’s Shares at redeemable value decreased  from $53,444,811 at December 31, 2013 to $53,136,683 at December 31, 2014, the Trust’s fiscal year end. There was no change in the number  outstanding Shares in the Trust during the year. Outstanding Shares at December 31, 2013 and December 31, 2014 were 450,000 Shares.

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

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

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

Overview of the Gold Industry

Market Participants

The participants in the world gold market may be classified in the following sectors: the mining and producer sector, the banking sector, the official sector, the investment sector, and the manufacturing sector. A brief description of each follows.

Mining and Producer Sector.

This group includes mining companies that specialize in gold and silver production, mining companies that produce gold as a by-product of other production (such as a copper or silver producer), scrap merchants and recyclers.

Banking Sector.

Gold bullion banks provide a variety of services to the gold market and its participants, thereby facilitating interactions between other parties. Services provided by the gold bullion banking community include traditional banking products as well as mine financing, physical gold purchases and sales, hedging and risk management, inventory management for industrial users and consumers, and gold deposit and loan instruments.

The Official Sector.

The official sector encompasses the activities of the various central banking operations of gold-holding countries. According to statistics released by the World Gold Council, central banks are estimated to hold approximately 32,000 tonnes (when used in this annual report “tonne” refers to one metric tonne, which is equivalent to 1,000 kilograms or 32,151 troy ounces) of gold reserves, or approximately 20% of existing above-ground stocks. Since September 2009, the European Central Bank and 18 other central banks have operated under the Central Bank Gold Agreement (“CBGA”). The CBGA maintains a cap on lending and derivatives activities and allows a maximum level of sales of 400 tonnes per year, with an overall total of no more than 2,000 tonnes permitted during the five-year life of the CBGA.

The Investment Sector.

This sector includes the investment and trading activities of both professional & private investors and speculators. These participants range from large hedge and mutual funds to day-traders on futures exchanges, and retail-level coin collectors.

The Manufacturing Sector.

The fabrication and manufacturing sector represents all the commercial and industrial users of gold for whom gold is a daily part of their business. The jewelry industry is a large user of gold. Other industrial users of gold include the electronics and dental industries.

World Gold Supply and Demand 2005-2014 (in tonnes)

The following table sets forth a summary of the world gold supply and demand for the last 10 years and is based on information reported by Thomson Reuters GFMS Ltd and the World Gold Council.

(tonnes)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Gold Supply
Mine Production	2,561	2,496	2,499	2,430	2,613	2,741	2,839	2,861	3,049	3,109
Scrap	902	1,132	1,005	1,350	1,726	1,711	1,659	1,634	1,262	1,122
Net Hedging Supply	(92)	(434)	(432)	(357)	(234)	(106)	11	(40)	(39)	42
Total Supply	3,371	3,194	3,072	3,423	4,105	4,346	4,509	4,455	4,272	4,273

Gold Demand
Jewelry	2,721	2,302	2,425	2,306	1,817	2,034	2,029	1,998	2,385	2,133
Industrial Fabrication	440	471	477	464	414	469	458	415	408	389
Retail Investment in Coins & Bars	412	427	442	915	825	1,229	1,569	1,357	1,765	1,057
Net Official Sector	(663)	(365)	(484)	(235)	(34)	77	457	544	409	461
ETP Inventory Build	208	260	253	321	623	382	185	279	(880)	(152)
Exchange Inventory Build	29	32	(10)	34	39	54	(6)	(10)	(98)	1
Total Demand	3,147	3,127	3,103	3,805	3,684	4,245	4,692	4,583	3,989	3,889
Source: GFMS, Thompson Reuters

The following are some of the main characteristics of the gold market illustrated by the table:

One factor which separates gold from other precious metals is that there are large above-ground stocks which can be quickly mobilised. As a result of gold’s liquidity, gold often acts more like a currency than a commodity.

Over the past ten years, (new) mine production of gold has experienced a modest rise of about 2% per annum, increasing 2% in 2014. Of the three sources of supply, mine production accounts for nearly 70% of total supply. Recycled gold volumes have ranged from 902 tonnes to 1,726 tonnes over the past 10 years.

On the demand side, jewelry is clearly the greatest source of demand however jewelry’s contribution to demand has fallen from 87% in 2005 to 44% of demand in 2012. In 2014, jewelry demand represented 55% of total demand. Industrial demand has been relatively constant, contributing between 9% to 15% of total demand but declining the past few years to 10% of total demand in 2014 compared to 14% in 2005. Exchange traded product inventory build had seen strong growth until 2009, rising approximately three-fold between 2005 and 2009, before tapering and eventually seeing outflows in 2013 as the price of gold fell by 27% in that year. During the 2013 price crash, retail coin and bar demand rose to at a 10-year high as retail investors, especially from China, were enticed by the falling prices. Exchange traded products continued to see outflows in 2014 but the price of gold declined modestly.

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

The following chart illustrates the movements in the price of an ounce of gold in US dollars from January 2005 to January 2015:

Operation of the Gold Bullion Market

The global trade in gold consists of Over-the-Counter (“OTC”) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Global Over-The-Counter Market

The OTC market trades on a 24-hour per day continuous basis and accounts for most global gold trading.

Market makers, as well as others in the OTC market, trade with each other and with their clients on a principal-to-principal basis. All risks and issues of credit are between the parties directly involved in the transaction. Market makers include the market-making members of the London Bullion Market Association (“LBMA”), the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. The fourteen market-making members of the LBMA are: Barclays Bank plc, Citibank, Credit Suisse, Deutsche Bank AG, HSBC Bank USA, N.A. (London Branch), Goldman Sachs International, JPMorgan Chase Bank, Merrill Lynch International Bank Limited, Morgan Stanley & Co. International plc, The Bank of Nova Scotia–ScotiaMocatta, Société  Générale, Mitsui & Co. Precious Metals Inc, Standard Chartered Bank and UBS AG. The OTC market provides a relatively flexible market in terms of quotes, price, size, destinations for delivery and other factors. Bullion dealers customize transactions to meet clients’ requirements. The OTC market has no formal structure and no open-outcry meeting place.

The main centers of the OTC market are London, Zurich and New York. Mining companies, central banks, manufacturers of jewelry and industrial products, together with investors and speculators, tend to transact their business through one of these market centers. Centers such as Dubai and several cities in the Far East also transact substantial OTC market business, typically involving jewelry and small gold bars (1 kilogram or less) and will hedge their exposure by selling into one of these main OTC centers. Bullion dealers have offices around the world and most of the world’s major bullion dealers are either members or associate members of the LBMA. Of the fourteen market-making members of the LBMA, six offer clearing services. There are a further 62 full members, plus a number of associate members around the world. The number of LBMA market-making, clearing and full members reported in this annual report are as of the date of this annual report. These numbers may change from time to time as new members are added and existing members drop out.

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

The terms “loco London” gold and “loco Singapore” gold refer to gold physically held in London and Singapore, respectively, that meets the specifications for weight, dimensions, fineness (or purity), identifying marks (including the assay stamp of a LBMA acceptable refiner) and appearance set forth in “The Good Delivery Rules for Gold and Silver Bars” published by the LBMA. Gold bars meeting these requirements are described in this annual report from time to time as “London Good Delivery Bars.” The unit of trade in London is the troy ounce, whose gram conversion is: 1,000 grams equals 32.1507465 troy ounces and 1 troy ounce equals 31.1034768 grams.  A London Good Delivery Bar is acceptable for delivery in settlement of a transaction on the OTC market. Typically referred to as 400-ounce bars, a London Good Delivery Bar must contain between 350 and 430 fine troy ounces of gold, with a minimum fineness (or purity) of 995 parts per 1,000 (99.5%), be of good appearance and be easy to handle and stack. The fine gold content of a gold bar is calculated by multiplying the gross weight of the bar (expressed in units of 0.025 troy ounces) by the fineness of the bar. A London Good Delivery Bar must also bear the stamp of one of the melters and assayers who are on the LBMA approved list. Unless otherwise specified, the gold spot price always refers to that of a London Good Delivery Bar. Business generally is conducted over the phone and through electronic dealing systems.

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

Formal participation in the London Fix is traditionally limited to four members, each of which is a bullion dealer and a member of the LBMA. The chairmanship now rotates annually among the four member firms. The morning session of the London Fix starts at 10:30 AM London time and the afternoon session starts at 3:00 PM London time. The members of the London Fix are currently The Bank of Nova Scotia-ScotiaMocatta, HSBC Bank USA, N.A., Société  Générale and Barclays Bank plc. Any other market participant wishing to participate in the trading on the London Fix is required to do so through one of the five gold fixing members.

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

The LBMA has announced that the telephonic London Fix for gold pricing conducted by the fixing members will cease to operate on March 19, 2015. The LBMA has accepted a proposal by ICE Benchmark Administration (“IBA”) to administer a replacement gold price benchmark mechanism. Commencing on March 20, 2015, the IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Fix for gold. the IBA’s electronic price fixing process, like the current process for the London Fix for gold, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 10:30 am  London time and 3:00 pm London time.

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

Other Exchanges

There are other gold exchange markets, such as the Istanbul Gold Exchange (trading gold since 1995), the Shanghai Gold Exchange (trading gold since 2002), the Hong Kong Chinese Gold & Silver Exchange Society (trading gold since 1918).

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

Sponsor’s Fee for the year December 31, 2014 was $219,518  (December 31, 2013: $265,851;  December 31, 2012: $294,126)

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Trust not later than the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Participant must also have wired to the Trustee the non-refundable transaction fee due for the redemption order (as explained under Creation and Redemption Transaction Fee below).

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers (“BNYM”), serves as the Trustee. BNYM has a trust office at 2 Hanson Place, Brooklyn, New York 11217. BNYM is subject to supervision by the New York State Financial Services Department and the Board of Governors of the Federal Reserve System. Information regarding creation and redemption Basket composition, NAV of the Trust, transaction fees and the names of the parties that have each executed an Authorized Participant Agreement may be obtained from BNYM. A copy of the Trust Agreement is available for inspection at BNYM’s trust office identified above. Under the Trust Agreement, the Trustee is required to have capital, surplus and undivided profits of at least $150 million.

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

The Custodian

JPMorgan Chase Bank, N.A. (“JPMorgan”) serves as the Custodian of the Trust’s gold. JPMorgan is a national banking association organized under the laws of the United States of America. JPMorgan is subject to supervision by the Federal Reserve Bank of New York and the Federal Deposit Insurance Corporation. JPMorgan’s London office is regulated by the FCA and is located at 25 Bank Street, London, E14 5JP, United Kingdom. JPMorgan is a subsidiary of JPMorgan Chase & Co.  While the United Kingdom operations of the Custodian are regulated by the FCA, the custodial services provided by the Custodian and any sub-custodian, under the Custody Agreements, are presently not a regulated activity subject to the supervision and rules of the FCA.

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The most recent inspection was conducted by Inspectorate International Limited, a leading commodity inspection and testing company on December 31, 2014, confirmed that the Custodian’s records of gold held in the vault were accurate.

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

United States Federal Income Tax Consequences

The following is a discussion of the material US federal income tax consequences that generally apply to the purchase, ownership and disposition of Shares by a US Shareholder (as defined below), and certain US federal income tax consequences that may apply to an investment in Shares by a Non-US Shareholder (as defined below). The discussion is based on the United States Internal Revenue code of 1986 as amended (the “Code”). The discussion below is based on the Code. United States Treasury Regulations (“Treasury Regulations”) promulgated under the Code and judicial and administrative interpretations of the Code, all as in effect on the date of this annual report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including broker-dealers, traders, banks and other financial institutions, insurance companies, real estate investment trusts, tax-exempt entities, Shareholders whose functional currency is not the US dollar or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who hold Shares as “capital assets” within the meaning of Code section 1221 and not as part of a straddle, hedging transaction or a conversion or constructive sale transaction. Moreover, the discussion below does not address the effect of any state, local or foreign tax law or any transfer tax on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisors with respect to all federal, state, local and foreign tax law or any transfer tax considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “US Shareholder” is a Shareholder that is:

•An individual who is treated as a citizen or resident of the United States;

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

A Shareholder that is not a US Shareholder as defined above (other than a partnership, or an entity treated as a partnership for US federal tax purposes)  generally is considered a “Non-US Shareholder” for purposes of this discussion. For US federal income tax purposes, the treatment of any beneficial owner of an interest in a partnership, including any entity treated as a partnership for US federal income tax purposes, generally depends upon the status of the partner and upon the activities of the partnership. Partnerships and partners in partnerships should consult their tax advisors about the US federal income tax consequences of purchasing, owning and disposing of Shares.

Taxation of the Trust

The Trust is classified as a “grantor trust” for US federal income tax purposes. As a result, the Trust itself is not subject to US federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Trustee reports the Trust’s income, gains, losses and deductions to the Internal Revenue Service (“IRS”) on that basis.

Taxation of US Shareholders

Shareholders generally are treated, for US federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held by the Trust. Shareholders are also treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held by the Trust at the time it acquires its Shares is equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of gold to the Trust in exchange for the Shares is not a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shares are the same as its tax basis and holding period for the gold delivered in exchange therefore (except to the extent of any cash contributed for such Shares). For purposes of this discussion, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their tax advisors.

When the Trust sells or transfers gold, for example to pay expenses, a Shareholder generally will recognize gain or loss in an amount equal to the difference between (1) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale or transfer and (2) the Shareholder’s tax basis for its pro rata share of the gold that was sold or transferred. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its Shares generally will be determined by multiplying the Shareholder’s total basis for its share of all of the gold held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of gold sold, and the denominator of which is the total amount of the gold held by the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the gold remaining in the Trust will be equal to its tax basis for its Shares immediately prior to the sale, less the portion of such basis allocable to its share of the gold that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold a pro rata share of the gold held in the Trust at the time of the sale. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (1) the amount realized pursuant to the sale of the Shares, and (2) the Shareholder’s tax basis for the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying gold represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the gold received in the redemption generally will be the same as the Shareholder’s tax basis for the Shares redeemed. The Shareholder’s holding period with respect to the gold received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the gold received by the Shareholder will be a taxable event.

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

Under current law, gains recognized by individuals, estates or trusts from the sale of “collectibles,” including gold bullion, held for more than one year are taxed at a maximum federal income tax rate of 28%, rather than the 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized upon the sale of Shares held for more than one year, or attributable to the Trust’s sale of any gold bullion which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum rate of 28%. The tax rates for capital gains recognized upon the sale of assets held by an individual US Shareholder for one year or less or by a corporate taxpayer are generally the same as those at which ordinary income is taxed.

In addition, for high-income individuals and certain trusts and estates, a 3.8% Medicare contribution tax is imposed on net investment income and gain.  Shareholders should consult their tax advisor regarding this tax.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares is treated as part of the Shareholder’s tax basis in the Shares. Similarly, any brokerage fee incurred by a Shareholder in selling Shares reduces the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize gain or loss on a sale of gold by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust, to the extent that such expenses may be deducted, as miscellaneous itemized deductions. Individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions are subject to further limitations under applicable provisions of the Code, and are not deductible at all for alternative minimum tax purposes.

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

United States Information Reporting and Backup Withholding for US and Non-US Shareholders

The Trustee or the appropriate broker will file certain information returns with the IRS, and provides certain tax-related information to Shareholders, in accordance with applicable Treasury Regulations. Each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses.

A US Shareholder may be subject to US backup withholding tax in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-US Shareholders may have to comply with certification procedures to establish that they are not  US persons in order to avoid backup withholding tax.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s US federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS.

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

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

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

It is anticipated that the Shares will constitute “publicly-held offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Investment by Certain Retirement Plans

Code section 408(m) provides that the acquisition of a “collectible” by an individual retirement account (“IRA”) or a participant-directed account maintained under any plan that is tax-qualified under Code section 401(a) is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the plan account is maintained, of an amount equal to the cost to the account of acquiring the collectible.  The term “collectible” is defined to include, with certain exceptions, “any metal or gem”. The IRS has issued several private letter rulings to the effect that a purchase by an IRA, or by a participant-directed account under a Code section 401(a) plan, of publicly-traded Shares in a trust holding precious metals will not be treated as resulting in a taxable distribution to the IRA owner or plan participant under Code section 408(m). However the private letter rulings provide that, if any of the Shares so purchased are distributed from the IRA or plan account to the IRA owner or plan participant, or if any precious metal is received by such IRA or plan account upon the redemption of any of the Shares purchased by it, the Shares or precious metal so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402.

Item 1A. Risk Factors

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in the prospectus and this report, including the Trust’s financial statements and the related notes.

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

Purchasing activity associated with acquiring the gold required for deposit into the Trust in connection with the creation of Baskets may increase the market price of gold, which will result in higher prices for the Shares. Increases in the market price of gold may also occur as a result of the purchasing activity of other market participants. Other market participants may attempt to benefit from an increase in the market price of gold that may result from increased purchasing activity of gold connected with the issuance of Baskets. If the price of gold declines, the trading price of the Shares may also decline.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of gold to and by the Custodian) encounter any unanticipated difficulties, including, but not limited to, the Trust’s inability in the future to obtain regulatory approvals for the offer and sale of additional Shares after the present offering is completed, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying gold may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of gold and may fall.

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

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940 or the protections afforded by the Commodity Exchange Act.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies. The Trust does not and will not hold or trade in commodity futures contracts regulated by the CEA, as administered by the CFTC. Furthermore, the Trust is not a commodity pool for purposes of the CEA, and neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the Shares. Consequently, Shareholders do not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time which is disadvantageous to Shareholders, such as when gold prices are lower than the gold prices at the time when Shareholders purchased their Shares. In such a case, when the Trust’s gold is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if gold prices were higher at the time of sale. The lack of an active market for the Shares may limit the ability of Shareholders to sell the Shares.

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

The possibility of large-scale distress sales of gold in times of crisis may have a short-term negative impact on the price of gold and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of gold largely due to forced sales and deleveraging from institutional investors. Crises in the future may impair gold’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares. Among them:

•A significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, adversely affecting the price of the Shares.

•A significant change in the attitude of speculators and investors and central banks towards gold. Should the speculative community take a negative view towards gold, it could cause a decline in world gold prices, negatively impacting the price of the Shares.

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

The Trust does not insure its gold. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate in connection with its custodial obligations and is responsible for all costs, fees and expenses arising from the insurance policy or policies. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian maintains adequate insurance or any insurance with respect to the gold held by the Custodian on behalf of the Trust. In addition, the Custodian and the Trustee do not require any direct or indirect sub-custodians to be insured or bonded with respect to their custodial activities or in respect of the gold held by them on behalf of the Trust. Further, Shareholders’ recourse against the Trust, the Trustee and the Sponsor, under New York law, the Custodian, and any other sub-custodian, under English law, and any sub-custodians under the law governing their custody operations is limited. Consequently, a loss may be suffered with respect to the Trust’s gold which is not covered by insurance and for which no person is liable in damages.

The Custodian’s limited liability under the Custody Agreements and English law may impair the ability of the Trust to recover losses concerning its gold and any recovery may be limited, even in the event of fraud, to the market value of the gold at the time the fraud is discovered.

The liability of the Custodian is limited under the Custody Agreements. Under the agreements between the Trustee and the Custodian which establish the Trust’s unallocated gold account (“Unallocated Account Agreement”) and the Trust’s allocated gold account (“Allocated Account Agreement”) the Custodian is only liable for losses that are the direct result of its own negligence, fraud or willful default in the performance of its duties. Any such liability is further limited, in the case of the Allocated Account Agreement, to the market value of the gold held in the Trust’s allocated gold account (“Trust Allocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian and, in the case of the Unallocated Account Agreement, to the amount of gold credited to the Trust’s unallocated gold account (“Trust Unallocated Account”) at the time such negligence, fraud or willful default is discovered by the Custodian. Under each Authorized Participant Unallocated Bullion Account Agreement (between the Custodian and an Authorized Participant), the Custodian is not contractually or otherwise liable for any losses suffered by any Authorized Participant or Shareholder that are not the direct result of its own gross negligence, fraud or willful default in the performance of its duties under such agreement, and in no event will its liability exceed the market value of the balance in the Authorized Participant Unallocated Account at the time such gross negligence, fraud or willful default is discovered by the Custodian. For any Authorized Participant Unallocated Bullion Account Agreement between an Authorized Participant and another gold clearing bank, the liability of the gold clearing bank to the Authorized Participant may be greater or lesser than the Custodian’s liability to the Authorized Participant described in the preceding sentence, depending on the terms of the agreement. In addition, the Custodian will not be liable for any delay in performance or any non-performance of any of its obligations under the Allocated Account Agreement, the Unallocated Account Agreement or the Authorized Participant Unallocated Bullion Account Agreement by reason of any cause beyond its reasonable control, including acts of God, war or terrorism. As a result, the recourse of the Trustee or the investor, under English law, is limited. Furthermore, under English common law, the Custodian and any sub-custodian will not be liable for any delay in the performance or any non-performance of its custodial obligations by reason of any cause beyond its reasonable control.

The obligations of the Custodian, and any sub-custodians are governed by English law, which may frustrate the Trust in attempting to seek legal redress against the Custodian or any sub-custodian concerning its gold.

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

The obligations of the Custodian with respect to the Trust’s allocated gold is expressly governed by English law. Nevertheless, a court in the United States, England or Singapore may determine that English law should not apply and, instead, apply Singapore law to that arrangement. Not only might it be difficult or impossible for a United States or English court to apply Singapore law to the custodial arrangement, but application of Singapore law may, among other things, alter the relative rights and obligations of the Custodian to the extent that a loss to the Trust’s gold may not have adequate or any legal redress. Further, the ability of the Trust to seek legal redress against the Custodian may be frustrated by application of Singapore law.

The Trust may not have adequate sources of recovery if its gold is lost, damaged, stolen or destroyed.

If the Trust’s gold is lost, damaged, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust might be limited to the Custodian or any sub-custodian or, to the extent identifiable, other responsible third parties (e.g., a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust.

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

The Custodian holds the gold allocated to the Trust Allocated Account and used to settle redemptions of Shares in Singapore. As a result, in the case for redemption orders electing gold deliveries to be received loco London, it may take longer than three business days (but no more than five business days) for gold to be credited to the Authorized Participant Unallocated Account maintained in London, which may result in a delay of settlement of the redemption order that is settled loco London.

Because neither the Trustee nor the Custodian oversees or monitors the activities of sub-custodians who may hold the Trust’s gold, failure by the sub-custodians to exercise due care in the safekeeping of the Trust’s gold could result in a loss to the Trust.

Under the Allocated Account Agreement, the Custodian may appoint from time to time one or more sub-custodians to hold the Trust’s gold on a temporary basis pending delivery to the Custodian. The sub-custodians which the Custodian currently uses are the Bank of England, Barclays Bank plc, Brink’s Global Services Inc, Deutsche Bank AG, HSBC Bank USA, N.A., The Bank of Nova Scotia-ScotiaMocatta, Union Bank of Switzerland (UBS)., Malca Amit Commodities Limited and other LBMA clearing members that provide bullion vaulting and clearing services to third parties. The Custodian is required under the Allocated Account Agreement to use reasonable care in appointing the any sub-custodians, making the Custodian liable only for negligence or bad faith in the selection of such sub-custodians, and has an obligation to use commercially reasonable efforts to obtain delivery of the Trust’s gold from any sub-custodians appointed by the Custodian. Otherwise, the Custodian is not liable for the acts or omissions of its sub-custodians. These sub-custodians may in turn appoint further sub-custodians, but the Custodian is not responsible for the appointment of these further sub-custodians. The Custodian does not undertake to monitor the performance by sub-custodians of their custody functions or their selection of further sub-custodians. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements and does not undertake to monitor the performance of any sub-custodian. Furthermore the Trustee may have no right to visit the premises of any sub-custodian for the purposes of examining the Trust’s gold or any records maintained by the sub-custodian, and no sub-custodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such sub-custodian. In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Allocated Account Agreement and the Unallocated Account Agreement the Trustee has only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s gold and certain related records maintained by the Custodian.

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

Neither the Trustee nor the Custodian independently confirms the fineness of the gold allocated to the Trust in connection with the creation of a Basket. The gold bullion allocated to the Trust by the Custodian may be different from the reported fineness or weight required by the LBMA’s standards for gold bars delivered in settlement of a gold trade (“London Good Delivery Standards”), the standards required by the Trust. If the Trustee nevertheless issues a Basket against such gold, and if the Custodian fails to satisfy its obligation to credit the Trust the amount of any deficiency, the Trust may suffer a loss. The London Good Delivery Standards are described in “Operation of the Gold Bullion Market—The London Bullion Market

Gold held in the Trust’s unallocated gold account and any Authorized Participant’s unallocated gold account is not segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the bullion held in the Trust’s allocated gold account.

Gold which is part of a deposit for a purchase order or part of a redemption distribution is held for a time in the Trust Unallocated Account and, previously or subsequently in, the Authorized Participant Unallocated Account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, have no proprietary rights to any specific bars of gold held by the Custodian and each is an unsecured creditor of the Custodian with respect to the amount of gold held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s gold in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Unallocated Account Agreement, or if a sub-custodian fails to so segregate gold held by it on behalf of the Trust, unallocated gold will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of gold held in their respective unallocated gold accounts.

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

The Trustee will sell gold held by the Trust to pay Trust expenses not assumed by the Sponsor on an as-needed basis irrespective of then-current gold prices. The Trust is not actively managed and no attempt will be made to buy or sell gold to protect against or to take advantage of fluctuations in the price of gold. Consequently, the Trust’s gold may be sold at a time when the gold price is low, resulting in a negative effect on the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or the Trustee under the Trust Agreement.

Under the Trust Agreement, each of the Sponsor and the Trustee has a right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith or willful misconduct on its part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 10, 2011 (the “Date of Inception”) following an initial deposit of gold. The Trust’s Shares have been listed on the NYSE Arca under the symbol AGOL since its initial public offering on January 10, 2011. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal years ended December 31, 2014 and December 31, 2013:

Fiscal Year Ended December 31, 2014: Quarter Ended
	High	Low
March 31, 2014	$133.61	$119.68
June 30, 2014	$131.00	$122.91
September 30, 2014	$131.98	$117.03
December 31, 2014	$121.47	$112.55

Fiscal Year Ended December 31, 2013: Quarter Ended
	High	Low
March 31, 2013	$168.87	$155.16
June 30, 2013	$159.09	$120.50
September 30, 2013	$140.75	$119.30
December 31, 2013	$133.05	$117.27

The number of Shares of the Trust as of February 26, 2015 was 450,000.

Monthly Share Price

The following table sets forth, for each of the most recent six months, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

Month	High	Low
August 2014	$129.15	$126.69
September 2014	$127.25	$117.03
October 2014	$121.47	$114.37
November 2014	$118.09	$112.55
December 2014	$120.74	$115.14
January 2015	$128.19	$116.43

Issuer Purchase of Equity Securities

The Trust issues and redeems Shares only with Authorized Participants in exchange for gold, only in aggregations of 50,000 or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in item 7 of this report. Although the Trust does not purchase Shares directly from its shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the years ended December 31, 2014 and December 31, 2013:

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2014	-	-
February 2014	-	-
March 2014	-	-
April 2014	-	-
May 2014	-	-
June 2014	-	-
July 2014	-	-
August 2014	-	-
September 2014	-	-
October 2014	-	-
November 2014	-	-
December 2014	-	-
Total	-	-

Month	Total number of Shares redeemed	Average ounces of gold per Share
January 2013	-	-
February 2013	-	-
March 2013	-	-
April 2013	-	-
May 2013	-	-
June 2013	-	-
July 2013	-	-
August 2013	-	-
September 2013	50,000	0.099
October 2013	-	-
November 2013	-	-
December 2013	-	-
Total	50,000	0.099

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011*
(Amounts in 000's of US$, except for Share and per Share data)
Total assets	$53,155	$53,463	$71,764	$63,475
Total (loss) / gain on gold	$(89)	$(11,270)	$42	$29
Change in net assets from operations	$(309)	$(11,536)	$(252)	$(217)
Weighted average number of Shares	450,000	485,753	453,962	412,640
Net decrease in net assets per Share	$(0.69)	$(23.75)	$(0.56)	$(0.53)
Net cash provided by operating activities	$-	$-	$-	$-

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

The Trust issues and redeems Shares only in exchange for gold, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers that have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the Trust are Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., EWT, LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing, L.P., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. Inc., Newedge USA, LLC, Scotia Capital (USA) Inc., UBS Securities LLC and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “AGOL”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following table illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding gold price (per 1/10 of an oz. of gold) since inception:

NAV per Share vs. 1/10th Gold Fix from January 10, 2011 (the Date of Inception) to December 31, 2014

200.00
190.00
180.00
170.00
160.00
150.00
140.00
130.00
120.00
110.00
10/01/2011
10/07/2011
10/01/2012
10/07/2012
10/01/2013
10/07/2013
10/01/2014
10/07/2014
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

Valuation of Gold

Gold is held by the JPMorgan Chase Bank, N.A. (the “Custodian”) on behalf of the Trust, at its Singapore vaulting premises. Gold is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London PM Fix. Realized gains and losses on sales of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using average cost.

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Investment in gold - cost	$53,255	$53,463	$71,764
Unrealized (loss) / gain on investment in gold	(100)	-	10,827
Investment in gold - fair value	$53,155	$53,463	$82,591

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

The Sponsor has exercised its right to visit the Custodian, in order to examine the gold and the records maintained by the Custodian. The inspection held as of December 31, 2014 by Inspectorate International Limited, a leading commodity inspection and testing company, confirmed that the Custodian’s records of gold held in the vault were accurate.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At December 31, 2014 and 2013 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	December 31, 2014	December 31, 2013	December 31, 2012
(Amounts in 000's of US$)
Total (loss) / gain on gold	$(89)	$(11,270)	$42
Change in net assets from operations	$(309)	$(11,536)	$(252)
Net cash provided by operating activities	$-	$-	$-

The year ended December 31, 2014

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the gold owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day. In previous years amounts were reported under non-investment company accounting, and the NAV reflected redeemable Shares at redemption value to investors.

The Trust’s NAV decreased from $53,444,811 at December 31, 2013 to $53,136,683 at December 31, 2014, a 0.58% decrease for the period. The decrease in the Trust’s NAV resulted primarily from an decrease in the price per ounce of gold, which fell 0.19% from $1,201.50 at December 31, 2013 to $1,199.25 at December 31, 2014.

There were no creations or redemptions of Shares during the year, therefore at December 31, 2013  and December 31, 2014, there were 450,000 outstanding Shares.

The NAV per Share decreased 0.58% from $118.77 at December 31, 2013 to $118.08 at December 31, 2014. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fee, which was  $219,518 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $136.80 at March 14, 2014 was the highest during the year, compared with a low of $112.51 at November 5, 2014.

There was no change in net assets arising from the change in accounting principle (refer to Note 2.1 to the financial statements) as of January 1, 2014. The decrease in net assets from operations for the year ended December 31, 2014 was $308,126, resulting from a realized gain of $11,120 on the transfer of gold to pay expenses, offset by a change in unrealized loss on investment in gold of $99,728 and Sponsor’s Fees of $219,518. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2014.

The year ended December 31, 2013

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

The NAV per Share decreased 28.07% from $165.13 at December 31, 2012 to $118.77 at December 31, 2013. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fee, which was $265,851 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $168.08 at January 2, 2013 was the highest during the year, compared with a low of $118.06 at June 28, 2013.

The net loss from operations for the period ended December 31, 2013 was $11,535,992, resulting from a net gain of $1,103 on the transfer of gold to pay expenses, offset by a net loss of $397,658 on gold distributed for the redemption of Shares a realized loss on gold of $10,873,586 and Sponsor’s Fee of $265,851. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2013.

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

The NAV per Share increased 5.27% from $156.86 at December 31, 2011 to $165.13 at December 31, 2012. The Trust’s NAV per Share rose slightly less than the price per ounce of gold on a percentage basis due to Sponsor’s Fee, which was $294,126 for the year, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $177.97 at October 4, 2012 was the highest during the year, compared with a low of $153.17 at May 30, 2012.

The net loss from operations for the period ended December 31, 2012 was $251,246, resulting from a net gain of $42,880 on the transfer of gold to pay expenses, offset by Sponsor’s Fee of $294,126. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Year ended December 31, 2014
	Three months ended				Year ended
(Amounts in 000's of US$, except for Share and per Share data)	March 31	June 30	September 30	December 31	December 31
EXPENSES
Sponsor's Fee	$55	$57	$55	$53	220
Total expenses	55	57	55	53	220

Net investment loss	(55)	(57)	(55)	(53)	(220)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	2	5	4	-	11
Change in unrealized gain / (loss) on investment in gold	4,012	1,029	(4,375)	(766)	(100)
Total gain / (loss) on gold	4,014	1,034	(4,371)	(766)	(89)

Change in net assets from operations	$3,959	$977	$(4,426)	$(819)	(309)

Net increase / (decrease) in net assets per Share	$8.80	$2.17	$(9.84)	$(1.82)	$(0.69)

Weighted average number of Shares	450,000	450,000	450,000	450,000	450,000

Year ended December 31, 2013
	Three months ended				Year ended
	March 31	June 30	September 30	December 31	December 31
REVENUES
Value of gold transferred to pay expenses	$79	$73	$65	$58	$275
Cost of gold transferred to pay expenses	(69)	(70)	(70)	(65)	(274)
Gain / (loss) on gold transferred to pay expenses	10	3	(5)	(7)	1

Loss on gold distributed for the redemption of Shares	-	-	(398)	-	(398)
Unrealized (loss) / gain on investment in gold	-	(12,576)	7,259	5,317	-
Realized loss on investment in gold	-	-	-	(10,873)	(10,873)
Total gain / (loss) on gold	10	(12,573)	6,856	(5,563)	(11,270)

EXPENSES
Sponsor's fee	78	66	66	56	266
Total expenses	78	66	66	56	266

Net (loss) / gain from operations	$(68)	$(12,639)	$6,790	$(5,619)	$(11,536)

Net (loss) / gain per Share	$(0.14)	$(25.28)	$13.76	$(12.49)	$(23.75)

Weighted average number of Shares	500,000	500,000	493,478	450,000	485,753

Note: Quarterly balances may not add to totals due to independent rounding.

The financial statements required by Regulation S-X, together with the report of the Trust’s independent registered public accounting firm appear on pages F-1 to F-17 of this filing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended December 31, 2014.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of December 31, 2014, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer and Chief Financial Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Item 9B. Other Information

As a result of Christopher Foulds’s temporary incapacity as the Sponsor’s Chief Financial Officer and Treasurer, due to illness, Joseph Roxburgh served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer from November 4, 2014 to February 26, 2015.  On February 26, 2015 Mr. Foulds resumed his duties as the Sponsor’s Chief Financial Officer and Treasurer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust has no directors or executive officers.  The biographies of the President and Chief Executive Officer of the Sponsor and the Chief Financial Officer and Treasurer of the Sponsor are set out below:

Graham Tuckwell – President and Chief Executive Officer

Mr. Tuckwell is the President and Chief Executive Officer of ETF Securities USA LLC.  He is also the founder and chairman of the following companies incorporated in Jersey, Channel Islands: ETF Securities Limited, ETFS Management Company (Jersey) Limited and ETFS Holdings (Jersey) Limited.  He is the founder and chairman of eleven other companies issuing exchange-traded products: Gold Bullion Securities Limited in Jersey, ETFS Metal Securities Australia Limited in Australia (which two companies obtained the world’s first listings of an exchange traded commodity on a stock exchange), ETFS Hedged Commodity Securities Limited, ETFS Commodity Securities Limited, ETFS Metal Securities Limited, ETFS Hedged Metal Securities Limited, ETFS Oil Securities Limited, ETFS Foreign Exchange Limited, ETFS Industrial Metal Securities Limited, ETFS Commodity Securities Australia Limited and Swiss Commodity Securities Limited. He is also a director of GO UCITS ETF Solutions plc and of its manager GO ETF Management Ltd in Ireland, a trustee of ETFS Trust in the US. Assets under management in those companies are in excess of US$15 billion. Previously, Mr. Tuckwell was the founder and managing director of Investor Resources Limited, a boutique corporate advisory firm which specialized in providing financial, technical and strategic advice to the resources industry. He has more than 20 years of corporate and investment banking experience. Prior to the above activities, Mr. Tuckwell was Head of Mining Asia/Pacific at Salomon Brothers, Group Executive Director at Normandy Mining responsible for Strategy and Acquisitions and Head of Mergers and Acquisitions at Credit Suisse First Boston in Australia. He holds a Bachelor of Economics (Honours) and a Bachelor of Laws degree from the Australian National University.

Christopher Foulds – Chief Financial Officer and Treasurer

Mr. Foulds has been the Vice President, Chief Financial Officer, Treasurer and Secretary of ETF Securities USA LLC since September 12, 2012, except for an absence due to illness from November 4, 2014 to February 26, 2015. He is also responsible for Financial Reporting and Compliance at ETF Securities Limited, the parent company of the Sponsor and is the Chief Financial Officer of ETF Securities Advisors LLC. Mr. Foulds is a Chartered Accountant and member of the ICAEW, having previously worked for and trained with Deloitte, Jersey. He has over ten years of finance experience and previously held a senior management position with Active Services (Jersey) Limited, providing start-up management and support services to the funds sector. He holds a BSc in Mathematics with Financial Management from the University of Portsmouth, England.

Joseph Roxburgh – Chief Financial Officer and Treasurer

As a result of the temporary incapacity of the Sponsor’s Chief Financial Officer and Treasurer, Christopher Foulds, due to illness, Joseph Roxburgh was appointed on November 4, 2014 and he served as the Sponsor’s principal financial and accounting officer in the role of Chief Financial Officer and Treasurer until February 26, 2015 when Mr. Foulds resumed his duties. Since 2012, Mr. Roxburgh has served as the Chief Financial Officer of ETF Securities Limited, the Sponsor’s parent company that is based in Jersey, Channel Islands.  Prior to acting as Chief Financial Officer of ETF Securities Limited, from 2006 to 2012, Mr. Roxburgh was Group Finance Director for a Jersey-based individual managing a global portfolio of commercial and financial investments. From 2004 to 2006, he was Group Finance Director and Company Secretary for Brand Advantage Group and held various roles at KPMG between 1993 and 2004. Mr Roxburgh is a Chartered Accountant (FCA) and a member of the Association of Corporate Treasurers (AMCT). He holds an Executive MBA from University of Bristol / Ecole Nationale des Ponts et Chausses and a BSc in Physics from the University of Manchester.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth as of December 31, 2014 information with respect to each person known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust:

Name and Address	Amount and Name of Beneficial Ownership	Percent of Class
JPMorgan Chase & Co.
270 Park Ave
New York, NY 10017	350,000	77.8%

Susquehanna International Group	39,904	8.9%
401 City Avenue
Bala Cynwyd, PA 19004

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

Security Ownership of Management

Not applicable.

Changes in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Deloitte & Touche LLP for the year ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Audit fees	$59,663	$56,250
Audit related fees	15,000	2,500
	$74,663	$58,750

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

ETFS ASIAN GOLD TRUST

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and the Shareholders of ETFS Asian Gold Trust

New York, New York

We have audited the accompanying statements of assets and liabilities of ETFS Asian Gold Trust (the "Trust"), including the schedules of investments, as of December 31, 2014 and 2013, and the related statements of operations for each of the three years in the period ended December 31, 2014, the statement of changes in net assets and the financial highlights for the year ended December 31, 2014, and the statements of changes in shareholders’ deficit and the statements of cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial highlights are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements and financial highlights present fairly, in all material respects, the financial position of ETFS Asian Gold Trust as of December 31, 2014 and 2013, the results of its operations for the each of the three years in the period ended December 31, 2014, the changes in its net assets and the financial highlights for the year ended December 31, 2014, and changes in its shareholder’s deficit and its cash flows and for the each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Effective January 1, 2014, the Trust adopted the provisions of Financial Accounting Standards Board Accounting Standards Update ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements, and as a result of the adoption determined that, as of that date, the Trust meets the characteristics of an investment company as defined in Topic 946. Accordingly, as discussed in Note 2.1 to the financial statements, the Trust has changed its method of accounting for investment in gold and changed the presentation of its financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2015

ETFS ASIAN GOLD TRUST

Statements of Assets and Liabilities
At December 31, 2014 and 2013

	December 31, 2014 (1)	December 31, 2013 (4)
(Amounts in 000's of US$, except for Share and per Share data)
ASSETS
Investment in gold (cost: December 31, 2014: $53,255; December 31, 2013: $53,463) (2)	$53,155	$53,463
Total assets	53,155	53,463

LIABILITIES
Fees payable to Sponsor	19	18
Total Liabilities	19	18

NET ASSETS	$53,136	$53,445

ANALYSIS OF NET ASSETS
Total net assets (3)	$53,136	$53,445

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)At December 31, 2014, the investment in gold is valued at fair value. At December 31, 2013 the investment in gold was valued at the lower of cost or market value.  Refer to note 2.1 for a breakdown of cost and fair value of the investment in gold.

(3)Authorized share capital is unlimited and no par value per Share. Shares issued and outstanding at December 31, 2014 were 450,000 and at December 31, 2013 were 450,000.  Net asset value per Share at December 31, 2014 was $118.08 and at December 31, 2013 was $118.77.

(4)Derived from audited Statement of Financial Condition as of December 31, 2013.  The amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Schedules of Investments
At December 31, 2014 and 2013

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets (1)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	44,322.9	$53,255	$53,155	100.04%
Total investment in gold	44,322.9	$53,255	$53,155	100.04%

	December 31, 2013
Description	oz	Cost	Fair Value	% of Net Assets (2)
Investment in gold (in 000's of US$, except for oz and percentage data)
Gold	44,496.4	$53,463	$53,463	100.03%
Total investment in gold	44,496.4	$53,463	$53,463	100.03%

(1)Calculated as investment in gold at fair value divided by net assets, as at December 31, 2014, investment in gold is recorded at fair value.  Refer to Note 2.1 for additional information.

(2)Calculated as investment in gold at cost divided by net assets, as at December 31, 2013, investment in gold was recorded at the lower of cost or market value.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Operations
For the years ended December 31, 2014,  2013 and 2012

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2014 (1)	December 31, 2013 (2)	December 31, 2012 (2)
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$220	$266	$294
Total expenses	220	266	294

Net investment loss	(220)	(266)	(294)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	11	1	42
Realized loss on gold distributed for the redemption of Shares	-	(398)	-
Change in unrealized loss on investment in gold	(100)	-	-
Realized loss on investment in gold	-	(10,873)	-
Total (loss) / gain on gold	(89)	(11,270)	42

Change in net assets from operations	$(309)	$(11,536)	$(252)

Net decrease in net assets per Share	$(0.69)	$(23.75)	$(0.56)

Weighted average number of Shares	450,000	485,753	453,962

(1)Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting.  Refer to Note 2.1 for additional information.

(2)Amounts are those previously reported under non-investment company accounting.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statements of Cash Flows
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
INCREASE IN CASH FROM OPERATIONS:
Cash proceeds received from transfer of gold	$-	$-
Cash expenses paid	-	-
Increase in cash resulting from operations	-	-

Cash and cash equivalents at beginning of year	-	-
Cash and cash equivalents at end of year	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Value of gold received for creation of Shares	$-	$8,537

Value of gold distributed for redemption of Shares - at cost	$7,154	$-

RECONCILIATION OF CHANGE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Change in net assets from operations	$(11,536)	$(252)
Adjustments to reconcile change in net assets from operations to net cash provided by operating activities:
Decrease / (increase) in investment in gold	18,301	(8,289)
(Decrease) / increase in fees payable to Sponsor	(9)	4
Increase / (decrease) in redeemable Shares:
Creations	-	8,537
Redemptions	(6,756)	-
Net cash provided by operating activities	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Value of gold transferred to pay expenses	$275	$290

(1)

In accordance with Topic 946, Investment Companies, the Trust meets the exemption criteria to exclude a statement of cash flows.  Thus one has not been presented for the year ended December 31, 2014.  Refer to Note 2.1 for additional information.

See Notes to the Financial Statements.

ETFS ASIAN GOLD TRUST

Statement of Changes in Net Assets
For the year ended December 31, 2014

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	450,000	$53,445
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(220)
Realized gain on investment in gold		11
Change in unrealized gain on investment in gold		(100)
Creations	-	-
Redemptions	-	-
Closing balance at December 31, 2014	450,000	$53,136

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2013 and 2012

	Year	Year
	Ended	Ended
	December 31, 2013 (1)	December 31, 2012 (1)
(Amounts in 000's of US$)
Shareholders' deficit - opening balance	$(10,827)	$(7,134)
Net loss for the year	(11,536)	(252)
Adjustment of redeemable Shares to redemption value	22,363	(3,441)
Shareholders' deficit - closing balance	$-	$(10,827)

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Financial Statements

ETFS ASIAN GOLD TRUST

Financial Highlights
For the year ended December 31, 2014

Year
Ended
December 31, 2014 (1)
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of year	118.77
Income from investment operations:
Net investment loss	(0.49)
Total realized and unrealized gains or losses on investment in gold	(0.20)
Change in net assets from operations	(0.69)

Net asset value per Share at end of year	118.08

Weighted average number of Shares	450,000

Expense Ratio
Sponsor's Fee per Share	0.39%

Net Investment Loss Ratio
Net investment loss ratio	(0.39)%

Total Return	(0.58)%

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

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

1.

Presentation of prior year information has been conformed to the current year accounting standards in the Statement of Assets and Liabilities and Statement of Operations.  A Statement of Changes in Net Assets is required and has been presented for the year ended December 31, 2014.

2.	A Schedule of Investments is required as of December 31, 2014. The Schedule has also been included as of December 31, 2013, for comparative presentation.
3.	Financial Highlights are required for year ended December 31, 2014.
4.

As the Trust meets the exemption criteria under Topic 946, a cash flow statement is not required for the year ended December 31, 2014.    Since the adoption of the new accounting principle is prospective, the prior years’ statements of cash flows are still presented.

5.

Required disclosures under Topic 820, Fair Value Measurements, have been included in the footnotes to the financial statements as of December 31, 2014.  December 31, 2013 disclosures have also been included for comparative purposes.

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

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.2. Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Once the value of gold has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust. The table below summarizes the unrealized gains or losses on the Trust’s gold holdings as of December 31, 2014 and December 31, 2013:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013
Investment in gold - cost	$53,255	$53,463
Unrealized loss on investment in gold	(100)	-
Investment in gold - fair value	$53,155	$53,463

Effective January 1, 2014, the Trust records its investment in gold at fair value and recognizes changes in fair value of the investment in gold as change in unrealized gain / loss on investment in gold in the Statement of Operations.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	December 31, 2014	December 31, 2013

Level 2
Investment in gold	$53,155	$53,463

There were no re-allocations or transfers between levels during the period.

2.3. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three days of trade date. There was no gold receivable or payable at December 31, 2014 and 2013.

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

As the Shares of the Trusts are subject to redemption at the option of Authorized Participants, the Trust has classified the Outstanding Shares as Redeemable Capital Shares as of December 31, 2013 and 2012 and as Net Assets as of December 31, 2014.  The Trust records the redemption value, which represents the maximum obligation (based on NAV per Share), with the difference from historical cost recorded as an offsetting amount to Shareholders’ Equity.

Changes in the Shares for the years ended December 31, 2013 and 2012 are as follows:

	Year	Year
	Ended	Ended
(Amounts in 000's of US$, except for Share and per Share data)	December 31, 2013	December 31, 2012
Number of Redeemable Shares
Opening balance	500,000	450,000
Creations	-	50,000
Redemptions	(50,000)	-
Closing balance	450,000	500,000

Redeemable Shares
Opening balance	$82,564	$70,586
Creations	-	8,537
Redemptions	(6,756)	-
Adjustment to redemption value	(22,363)	3,441
Closing balance	$53,445	$82,564

Redemption value per Share at period end	$118.77	$165.13

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.5.  Realized Gains / Losses

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

The Trust has adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes. The Sponsor has evaluated the application of ASC 740 to the Trust, to determine whether or not there are uncertain tax positions in its major jurisdictions that require financial statement recognition. Based on this evaluation, the Sponsor has determined the Trust’s major jurisdictions to be where it is organized and where bullion is held.  No uncertain tax positions have been identified. As a result, no income tax liability or expense has been recorded in the accompanying financial statements.

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.7. Investment in Gold

Changes in ounces of gold and the respective values for the years ended December 31, 2014,  2013 and 2012 are as follows:

	Year	Year	Year
	Ended	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	December 31, 2014	December 31, 2013	December 31, 2012
Ounces of gold
Opening balance	44,496.4	49,633.9	44,845.6
Creations	-	-	4,963.2
Redemptions	-	(4,947.9)	-
Transfers of gold to pay expenses	(173.5)	(189.6)	(174.9)
Closing balance	44,322.9	44,496.4	49,633.9

Investment in gold
Opening balance	$53,463	$71,764	$63,475
Creations	-	-	8,537
Redemptions	-	(6,756)	-
Realized loss on gold distributed for the redemption of Shares	-	(398)	-
Transfers of gold to pay expenses	(219)	(275)	(290)
Realized gain on gold transferred to pay expenses	11	1	42
Realized loss on investment in gold	-	(10,873)	-
Unrealized loss on investment in gold	(100)	-	-
Closing balance	$53,155	$53,463	$71,764

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

For the year ended December 31, 2014, the Sponsor’s Fee was  $219,518  (December 31, 2013:  $265,851 December 31, 2012: $294,126).

At December 31, 2014  $17,639 was payable to the Sponsor  (December 31, 2013:  $17,740).

ETFS ASIAN GOLD TRUST

Notes to the Financial Statements

2. Significant Accounting Policies (Continued)

2.9 Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the issuance date.

On November 7, 2014, the London Bullion Market Association (“LBMA”) announced it will discontinue the “London Gold Fix” pricing benchmark on March 19, 2015.  The London Gold Fix has been the benchmark price for valuation of gold bullion held by the Trust. The LBMA has accepted a proposal by the ICE Benchmark Association (“IBA”) to administer a replacement gold price benchmark mechanism. Commencing March 20, 2015, the IBA will operate an electronic, auction-based, tradable and auditable gold bullion market clearing process that will replace the London Gold Fix.  The IBA’s electronic price fixing process, like the current London Gold Fix process, will establish and publish fixed prices for troy ounces of gold twice each London trading day at electronic auctions starting at 9:45 am London time and 3:00 pm London time (“IBA PM Gold Fix”).

Commencing on March 20, 2015 when the IBA PM Gold Fix is declared operative by the LBMA, on each trading day the Sponsor will use the IBA PM Gold Fix for valuing gold bullion received upon purchase of the Trust’s shares, delivered upon redemption of the Trust’s shares and otherwise held by the Trust. The Sponsor also expects to determine that the IBA PM Gold Fix will fairly represent the commercial value of gold bullion held by the Trust and, effective 60 days after the delivery of notice of such determination to The Depository Trust Company, the registered owner of the shares of the Trust, the “Benchmark Price” (as defined in the Trust’s Trust Agreement) as of any day will be the IBA PM Gold Fix for such day.

During this period, no other material subsequent events requiring adjustment to or disclosure in the Trust’s financial statements were identified.

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

At December 31, 2014, the Custodian held 350,000 Shares, 77.8% of the outstanding Shares of the Trust. Shares indicated as owned were reported on Schedule 13F returns filed by the Custodian. The Trust is unable to determine whether they are the ultimate beneficial owners of such Shares, and if they are not the ultimate beneficial owners, who such beneficial owners are.

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: March 2, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

* The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.