Form 10-Q
period 2015-03-31
ETFS Asian Gold Trust
filed 2015-05-08
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes ☐ No ☒

As of May 4, 2015, ETFS Asian Gold Trust had  450,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At March 31, 2015 (Unaudited) and December 31, 2014

(Amounts in 000's of US$, except for Share and per Share data)	March 31, 2015	December 31, 2014
ASSETS
Investment in gold (cost: March 31, 2015: $53,203; December 31, 2014: $53,255)	$52,562	$53,155
Total assets	52,562	53,155

LIABILITIES
Fees payable to Sponsor	19	19
Total Liabilities	19	19

NET ASSETS (1)	$52,543	$53,136

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at March 31, 2015 and December 31, 2014 were 450,000.  Net asset value per Share at March 31, 2015 and December 31, 2014 was $116.76 and $118.08, respectively.

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Schedule of Investments
At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz data and percentage data)
Gold	44,280.2	$53,203	$52,562	100.04%
Total investment in gold	44,280.2	$53,203	$52,562	100.04%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz data and percentage data)
Gold	44,322.9	$53,255	$53,155	100.04%
Total investment in gold	44,322.9	$53,255	$53,155	100.04%

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$52	$55
Total expenses	52	55

Net investment loss	(52)	(55)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	1	2
Change in unrealized (loss) / gain on investment in gold	(542)	4,012
Total (loss) / gain on gold	(541)	4,014

Change in net assets from operations	$(593)	$3,959

Net (decrease) / increase in net assets per Share	$(1.32)	$8.80

Weighted average number of shares	450,000	450,000

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statement of Changes in Net Assets
For the three months ended March 31, 2015 (Unaudited) and the year ended December 31, 2014

	Three Months Ended March 31, 2015
	Shares	Amount
(amounts in 000's of US$, except for Share data)
Opening balance at January 1, 2015	450,000	$53,136
Net investment loss		(52)
Realized gain on investment in gold		1
Change in unrealized loss investment in gold		(542)
Creations	-	-
Redemptions	-	-
Closing balance at March 31, 2015	450,000	$52,543

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	450,000	$53,445
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(220)
Realized gain on investment in gold		11
Change in unrealized loss on investment in gold		(100)
Creations	-	-
Redemptions	-	-
Closing balance at December 31, 2014	450,000	$53,136

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended March 31, 2015 and 2014

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$118.08	$118.77
Income from investment operations:
Net investment loss	(0.12)	(0.12)
Total realized and unrealized gains and losses on investment in gold	(1.20)	8.91
Change in net assets from operations	(1.32)	8.79

Net asset value per Share at end of period	$116.76	$127.56

Weighted average number of shares	450,000	450,000

Expense Ratio
Annualized Sponsor's Fee per Share	0.39%	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%	(0.39)%

Non-Annualized Total Return	(1.12)%	7.40%

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and with the instructions for the Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations as of and for the three months ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

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

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Codification of Accounting Standards, Topic 946, Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

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

The adoption of Topic 946 accounting changed the presentation of the Trust’s financial statements prospectively from January 1, 2014.

The quantitative effect of the adoption of investment company accounting is presented below:

	Value at		Gain / (loss)
	December 31, 2013	Value at	as a result of
	at lower of cost	January 1, 2014	change in
(Amounts in 000's of US$)	or market value	at fair value	accounting principle
Investment in gold	$53,463	$53,463	$-

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

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

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Singapore vaulting premises and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the LBMA PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in US Dollars, Euros or British Pounds for London Bullion Market Association (“LBMA”) authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading.

Prior to March 20, 2015, the fair value of gold was based on the London PM Fix. The London PM Fix price for gold was set using the afternoon session of the twice daily fix of the price of gold by five market making members of the LBMA which occurred at approximately 3:00 PM London time, on each working day.   The London PM Fix was discontinued on March 19, 2015.

Once the value of gold has been determined, the net asset value (the “NAV”) is computed by the Trustee by deducting all accrued fees and other liabilities of the Trust, including the remuneration due to the Sponsor (the “Sponsor’s Fee”), from the fair value of the gold and all other assets held by the Trust.

The Trust recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Statement of Operations.

The per Share amount of gold exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA PM Gold Price to calculate the gold amount in respect of any liabilities for which covering gold sales have not yet been made, and represents the per Share amount of gold held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using cost.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	March 31, 2015	December 31, 2014

Level 2
Investment in gold	$52,561	$53,155

There were no transfers between levels during the period ended March 31, 2015 or the year ended December 31, 2014.

2.3.  Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

There was no gold receivable or payable at March 31, 2015 and December 31, 2014.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Singapore, established with the Custodian or a gold clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2015 and December 31, 2014.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (continued)

2.6.  Investment in Gold

Changes in ounces of gold and the respective values for the three months ended March 31, 2015 and for the year ended December 31, 2014 are set out below:

	Three Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	March 31, 2015	December 31, 2014
Ounces of gold
Opening balance	44,322.9	44,496.4
Transfers of gold to pay expenses	(42.7)	(173.5)
Closing balance	44,280.2	44,322.9

Investment in gold
Opening balance	$53,155	$53,463
Transfers of gold to pay expenses	(52)	(219)
Realized gain on gold transferred to pay expenses	1	11
Change in unrealized loss on investment in gold	(542)	(100)
Closing balance	$52,562	$53,155

2.7. Expenses / Realized Gains / Losses

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

For the three months ended March 31, 2015 and 2014 the Sponsor’s Fee was $52,083 and $54,715, respectively.

At March 31, 2015 and at December 31, 2014, the fees payable to the Sponsor were $17,441 and $17,639, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the quarters ended March 31, 2015 and 2014.

Unless otherwise directed by the Sponsor, when selling gold the Trustee will endeavor to sell at the price established by the LBMA PM Gold Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such gold only if the sale transaction is made at the next LBMA PM Gold Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the gold sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Revenues consist of realized gains / losses resulting from the transfer of gold for Share redemptions and / or to pay expenses.  Realized gains / losses are recognized on a trade date basis.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies (continued)

2.8. Subsequent Events

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

At March 31, 2015, the Custodian held 350,000 Shares, 78% of the outstanding Shares of the Trust.  Shares indicated as owned were reported on Schedule 13F filed by the Custodian.  The Trust is unable to determine whether the Custodian is the beneficial owner of such shares, and if the Custodian is not the ultimate beneficial owner, who such beneficial owners are.

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

ETFS ASIAN GOLD TRUST

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included in Item 1 of Part 1 of this Form 10-Q. The discussion and analysis that follows may contain forward-looking statements with respect to the Trust’s financial conditions, operations, future performance and business. These statements can be identified by the use of the words “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar words and phrases. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions and expected future developments. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements, to conform such statements to actual results or to reflect a change in management’s expectations or predictions.

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “AGOL”.

Valuation of Gold and Computation of Net Asset Value

On each day that the NYSE Arca is open for regular trading, as promptly as practicable after 4:00 p.m. New York time on such day (the “Evaluation Time”), the Trustee evaluates the gold held by the Trust and determines the NAV of the Trust. At the Evaluation Time, the Trustee values the Trust’s gold on the basis of that day’s “LBMA PM Gold Price” (the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction). If no LBMA PM Gold Price is made on such day or has not been announced by the Evaluation Time, the next most recent LBMA PM Gold Price determined prior to the Evaluation Time will be used, unless the Sponsor determines that such price is inappropriate as a basis for evaluation. In the event the Sponsor determines that the LBMA PM Gold Price or such other publicly available price as the Sponsor may deem fairly represents the commercial value of the Trust’s gold is not an appropriate basis for evaluation of the Trust’s gold, it shall identify an alternative basis for such evaluation to be employed by the Trustee. Neither the Trustee nor the Sponsor shall be liable to any person for the determination that the LBMA PM Gold Price or such other publicly available price is not appropriate as a basis for evaluation of the Trust’s gold or for any determination as to the alternative basis for such evaluation provided that such determination is made in good faith.

Once the value of the gold has been determined, the Trustee will subtract all estimated accrued but unpaid fees (other than the fees accruing for such day on which the valuation takes place that are computed by reference to the value of the Trust or its assets), expenses and other liabilities of the Trust from the total value of the gold and all other assets of the Trust (other than any amounts credited to the Trust’s reserve account, if established). The resulting figure is the adjusted net asset value (the “ANAV”) of the Trust. The ANAV of the Trust is used to compute the Sponsor’s Fee.

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

ETFS ASIAN GOLD TRUST

The Quarter Ended March 31, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $53,136,683 at December 31, 2014 to $52,543,256 at March 31, 2015, a 1.12% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from an decrease in the price per ounce of gold, which fell 1.02% from $1,199.25 at December 31, 2014 to $1,187.00 at March 31, 2015.

There were no creations or redemptions of Shares during the quarter, therefore, both at December 31, 2014 and March 31, 2015 there were 450,000 Shares outstanding.

NAV per Share decreased 1.12% from $118.08 at December 31, 2014 to $116.76 at March 31, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to Sponsor’s Fees, which were $52,083 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $127.55 at January 22, 2015 was the highest during the quarter, compared with a low of $112.87 at March 18, 2015.

Decrease in net assets from operations for the quarter ended March 31, 2015 was $593,427, resulting from a realized gain of $994 on the transfer of gold to pay expenses offset by a change in unrealized loss on investment in gold of $542,338 and Sponsor’s Fees of $52,083. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended March 31, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At March 31, 2015 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The condensed financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the condensed financial statements for further discussion of accounting policies.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of March 31, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended March 31, 2015:

0 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
January 2015	-	-	-
February 2015	-	-	-
March 2015	-	-	-
	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: May 8, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.