Form 10-Q
period 2015-06-30
ETFS Asian Gold Trust
filed 2015-08-06
CIK 1496337

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐ No ☒

As of August 4, 2015, ETFS Asian Gold Trust had  100,000 ETFS Physical Asian Gold Shares outstanding.

ETFS ASIAN GOLD TRUST

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

ETFS ASIAN GOLD TRUST

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Statements of Assets and Liabilities
At June 30, 2015 (Unaudited) and December 31, 2014

(Amounts in 000's of US$, except for Share and per Share data)	June 30, 2015	December 31, 2014
ASSETS
Investment in gold (cost: June 30, 2015: $53,150; December 31, 2014: $53,255)	$51,801	$53,155
Total assets	51,801	53,155

LIABILITIES
Fees payable to Sponsor	16	19
Total Liabilities	16	19

NET ASSETS (1)	$51,785	$53,136

(1)

Authorized share capital is unlimited with no par value per Share. Shares issued and outstanding at June 30, 2015 and December 31, 2014 were 450,000.  Net asset values per Share at June 30, 2015 and December 31, 2014 were $115.08 and $118.08, respectively.

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Schedules of Investments
At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz data and percentage data)
Gold	44,236.6	$53,150	$51,801	100.03%
Total investment in gold	44,236.6	$53,150	$51,801	100.03%

	December 31, 2014
Description	oz	Cost	Fair Value	% of Net Assets
Investment in gold (in 000's of US$, except for oz data and percentage data)
Gold	44,322.9	$53,255	$53,155	100.04%
Total investment in gold	44,322.9	$53,255	$53,155	100.04%

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Operations (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Amounts in 000's of US$, except for Share and per Share data)
EXPENSES
Sponsor's Fee	$51	$57	$103	$112
Total expenses	51	57	103	112

Net investment loss	(51)	(57)	(103)	(112)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain on gold transferred to pay expenses	-	5	1	6
Change in unrealized (loss) / gain on investment in gold	(707)	1,029	(1,249)	5,041
Total (loss) / gain on gold	(707)	1,034	(1,248)	5,047

Change in net assets from operations	$(758)	$977	$(1,351)	$4,935

Net (decrease) / increase in net assets per Share	$(1.68)	$2.17	$(3.00)	$10.97

Weighted average number of shares	450,000	450,000	450,000	450,000

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Condensed Statements of Changes in Net Assets
For the six months ended June 30, 2015 (Unaudited) and the year ended December 31, 2014

	Six Months Ended June 30, 2015
	Shares	Amount
(amounts in 000's of US$, except for Share data)
Opening balance at January 1, 2015	450,000	$53,136
Net investment loss		(103)
Realized gain on investment in gold		1
Change in unrealized loss investment in gold		(1,249)
Creations	-	-
Redemptions	-	-
Closing balance at June 30, 2015	450,000	$51,785

	Year ended December 31, 2014 (1)
(Amounts in 000's of US$, except for Share data)	Shares	Amount
Opening balance at January 1, 2014	450,000	$53,445
Effect of adoption of new accounting principle (see Note 2.1)		-
Net investment loss		(220)
Realized gain on investment in gold		11
Change in unrealized loss on investment in gold		(100)
Creations	-	-
Redemptions	-	-
Closing balance at December 31, 2014	450,000	$53,136

(1)	Effective January 1, 2014, the Trust has adopted the provisions of Topic 946, Investment Companies, and follows specialized accounting. Refer to Note 2.1 for additional information.

See Notes to the Condensed Financial Statements

ETFS ASIAN GOLD TRUST

Financial Highlights (Unaudited)
For the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Per Share Performance (for a Share outstanding throughout the entire period)

Net asset value per Share at beginning of period	$116.76	$127.56	$118.08	$118.77
Income from investment operations:
Net investment loss	(0.11)	(0.13)	(0.23)	(0.25)
Total realized and unrealized gains and losses on investment in gold	(1.57)	2.30	(2.77)	11.21
Change in net assets from operations	(1.68)	2.17	(3.00)	10.96

Net asset value per Share at end of period	$115.08	$129.73	$115.08	$129.73

Weighted average number of Shares	450,000	450,000	450,000	450,000

Expense Ratio
Annualized Sponsor's Fee per Share	0.39%	0.39%	0.39%	0.39%

Net Investment Loss Ratio
Annualized net investment loss ratio	(0.39)%	(0.39)%	(0.39)%	(0.39)%

Non-Annualized Total Return	(1.44)%	1.70%	(2.54)%	9.23%

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

The accompanying condensed financial statements were prepared in accordance with the accounting principles generally accepted in the United Sates of America (“U.S. GAAP") for interim financial information and with the instructions for Form 10-Q. In the opinion of the Trust’s management, all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the three and six months ended June 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements

2. Significant Accounting Policies

The preparation of financial statements in accordance with U.S. GAAP requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. The following is a summary of significant accounting policies followed by the Trust.

2.1. Basis of Accounting

At the Trust’s inception, the Sponsor determined that the Trust was not an investment company within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Financial Services—Investment Companies (“Topic 946”).  Consequently, the Trust did not prepare its financial statements applying standards applicable to investment companies in accordance with Topic 946, including recording its investment in gold at “fair value” as defined in Topic 946.  Instead, the Trust recorded its investment in gold at the lower of cost or fair value in accordance with ASC 330, Inventory and ASC 270, Interim Reporting.

Following the release of FASB Accounting Standards Update (“ASU") 2013-08, Topic 946: Amendments to the Scope, Measurement and Disclosure Requirements, the Sponsor has re-evaluated whether the Trust falls within scope and has concluded that for reporting purposes, the Trust is classified as an investment company effective January 1, 2014.  The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

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

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements (Continued)

2. Significant Accounting Policies (continued)

2.2.  Valuation of Gold

The Trust follows the provisions of ASC 820, Fair Value Measurements ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Gold is held by JPMorgan Chase Bank, N.A. (the “Custodian”), on behalf of the Trust, at its Singapore vaulting premises and is recorded at fair value. The cost of gold is determined according to the average cost method and the fair value is based on the London Bullion Market Association ("LBMA") PM Gold Price. Realized gains and losses on transfers of gold, or gold distributed for the redemption of Shares, are calculated on a trade date basis using cost.

Since March 20, 2015, the LBMA PM Gold Price is set using the afternoon session of the ICE Benchmark Administration (“IBA”) equilibrium auction, an electronic, tradable and auditable over-the-counter auction market with the ability to participate in US Dollars, Euros or British Pounds for LBMA authorized participating gold bullion banks or market makers (“gold participants”) that establishes a reference gold price for that day’s trading.

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

The Trust recognizes changes in fair value of the investment in gold as changes in unrealized gains or losses on investment in gold through the Condensed Statement of Operations.

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

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements (Continued)

2. Significant Accounting Policies (continued)

2.2.  Valuation of Gold (continued)

Fair Value Hierarchy

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.
Level 2.

Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3.

Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

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

The categorization of the Trust’s assets is as shown below:

(Amounts in 000's of US$)	June 30, 2015	December 31, 2014

Level 2
Investment in gold	$51,801	$53,155

There were no transfers between levels during the period ended June 30, 2015 or the year ended December 31, 2014.

2.3.  Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Trust’s account. Generally, ownership of the gold is transferred within three business days of the trade date.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements (Continued)

2. Significant Accounting Policies (continued)

2.4.  Creations and Redemptions of Shares

The Trust’s contractual obligation is to create or redeem Baskets with Authorized Participants (as defined below) at set prices on each trading day.  These prices are based on an agreed formula published in the prospectus, which is equal to the NAV of the Trust.  The Trust expects to create and redeem Shares from time to time, but only in one or more Baskets. The Trust issues Shares in Baskets to Authorized Participants on an ongoing basis. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. An Authorized Participant is a person or entity who (1) is a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) is a participant in The Depository Trust Company, (3) has entered into an Authorized Participant Agreement with the Trustee and the Sponsor, and (4) has established an Authorized Participant Unallocated Account with the Trust’s Custodian or other gold clearing bank. An Authorized Participant Agreement is an agreement entered into by each Authorized Participant, the Sponsor and the Trustee which provides the procedures for the creation and redemption of Baskets and for the delivery of the gold required for such creations and redemptions. An Authorized Participant Unallocated Account is an unallocated gold account, either loco London or loco Singapore, established with the Custodian or a gold clearing bank by an Authorized Participant.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2015 and December 31, 2014.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements (Continued)

2. Significant Accounting Policies (continued)

2.6.  Investment in Gold

Changes in ounces of gold and their respective values for the six months ended June 30, 2015 and for the year ended December 31, 2014 are set out below:

	Six Months	Year
	Ended	Ended
(Amounts in 000's of US$, except for ounces data)	June 30, 2015	December 31, 2014
Ounces of gold
Opening balance	44,322.9	44,496.4
Transfers of gold to pay expenses	(86.3)	(173.5)
Closing balance	44,236.6	44,322.9

Investment in gold
Opening balance	$53,155	$53,463
Transfers of gold to pay expenses	(106)	(219)
Realized gain on gold transferred to pay expenses	1	11
Change in unrealized loss on investment in gold	(1,249)	(100)
Closing balance	$51,801	$53,155

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

For the three months ended June 30, 2015 and 2014 the Sponsor’s Fee was $51,131 and $56,927, respectively.    For the six months ended June 30, 2015 and 2014 the Sponsor’s Fee was $103,214 and $111,642, respectively.

At June 30, 2015 and at December 31, 2014, the fees payable to the Sponsor were $16,634 and $17,639, respectively.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay these expenses. When selling gold to pay expenses, the Trustee will endeavor to sell the smallest amounts of gold needed to pay these expenses in order to minimize the Trust’s holdings of assets other than gold.  Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014.

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

Realized gains / losses result from the transfer of gold for Share redemptions and / or to pay expenses and are recognized on a trade date basis using cost.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements (Continued)

2. Significant Accounting Policies (continued)

2.8. Subsequent Events

In accordance with the provisions set forth in FASB ASC 855-10, Subsequent Events, the Trust’s management has evaluated the possibility of subsequent events existing in the Trust’s financial statements through the filing date.

On July 14, 2015, the Sponsor issued a press release announcing that it will terminate the Trust effective as of August 12, 2015 (the “Termination Date”).  The last day of trading for the Shares on NYSE Arca, Inc. (“NYSE Arca”) will be the Termination Date, and the last day on which baskets of Shares may be created will be August 7, 2015.  NYSE Arca will suspend trading in the Shares before the open of trading on August 13, 2015.  Pursuant to the terms of the Trust Agreement, on any business day beginning on August 10, 2015, and continuing until 4:00 p.m. Eastern Time on November 10, 2015, shareholders may tender their Shares for redemption electronically through the facilities of the Depository Trust Company (“DTC”) to the Trustee, and receive the amount of unallocated gold represented by the tendered Shares.  Shareholders that are not direct participants in DTC may only tender their Shares indirectly through entities that are direct participants in DTC.

Commencing November 11, 2015, any remaining gold held for the Trust will be sold for United States Dollars pursuant to the terms of the Trust Agreement.  The Trustee will make a final distribution, in the amount received in such sale in United States Dollars as reduced by any accrued fees, charges and taxes payable from the Trust, to DTC with respect to any remaining outstanding Shares on or around November 17, 2015.  In accordance with DTC rules, the cash will be distributed by DTC participants to the remaining shareholders based on the number of Shares held, and such shareholders’ Shares will be cancelled, without any tender of Shares by such shareholders.

All transaction costs incurred by the Trust in terminating the Trust will be paid by the Sponsor.  However, tendering shareholders will nonetheless be subject to any fees, charges and taxes, including the $500 transaction fee, as described above, and ordinary Trust expenses will continue to accrue until the final distribution of cash.

On or about August 12, 2015 the Sponsor intends to file with the SEC, on behalf of the Trust, a Form 15 to voluntarily deregister the Shares and suspend reporting obligations under the Securities Exchange Act of 1934, as amended. The Trust’s duty to file periodic reports with the SEC will be suspended immediately upon the filing of the Form 15. The Sponsor expects that deregistration of the Shares will become effective 90 days after that filing.

On July 14, 2015, 350,000 Shares were redeemed.

During this period, no other material subsequent events requiring adjustment to or disclosure in the financial statements were identified.

ETFS ASIAN GOLD TRUST

Notes to the Condensed Financial Statements (Continued)

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

At June 30, 2015, the Custodian held 350,000 Shares, 78% of the outstanding Shares of the Trust.  Shares indicated as owned were reported on Schedule 13F filed by the Custodian.  The Trust is unable to determine whether the Custodian is the beneficial owner of such shares, and if the Custodian is not the ultimate beneficial owner, who such beneficial owners are.

4. Concentration of Risk

The Trust’s sole business activity is the investment in gold and substantially all the Trust’s assets are holdings of gold, which creates a concentration of risk associated with fluctuations in the price of gold. Several factors could affect the price of gold, including: (i) global gold supply and demand, which is influenced by factors such as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

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

The Quarter Ended June 30, 2015

The NAV of the Trust is obtained by subtracting the Trust’s liabilities on any day from the value of the gold owned and receivable by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $52,543,256 at March 31, 2015 to $51,784,532 at June 30, 2015, a 1.44% decrease for the quarter. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 1.35% from $1,187.00 at March 31, 2015 to $1,171.00 at June 30, 2015.

There were no creations or redemptions of Shares during the quarter, therefore, both at March 31, 2015 and June 30, 2015 there were 450,000 Shares outstanding.

NAV per Share decreased 1.44% from $116.76 at March 31, 2015 to $115.08 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was  $51,131 for the quarter, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $120.44 at May 14, 2015 was the highest during the quarter, compared with a low of $114.48 at June 5, 2015.

The decrease in net assets from operations for the quarter ended June 30, 2015 was $758,724, resulting from a realized loss of $438 on the transfer of gold to pay expenses, a change in unrealized loss on investment in gold of $707,155 and the Sponsor’s Fee of $51,131. Other than the Sponsor’s Fee, the Trust had no expenses during the quarter ended June 30, 2015.

The Six Month Period Ended June 30, 2015

The Trust’s NAV decrease from $53,136,683 at December 31, 2014 to $51,784,532 at June 30, 2015, a 2.54% decrease for the period. The decrease in the Trust’s NAV resulted primarily from a decrease in the price per ounce of gold, which fell 2.36% from $1,199.25 at December 31, 2014 to $1,171.00 at June 30, 2015.

There were no creations or redemptions of Shares during the period, therefore, both at December 31, 2014 and June 30, 2015 there were 450,000 Shares outstanding.

NAV per Share decreased 2.54% from $118.08 at December 31, 2014 to $115.08 at June 30, 2015. The Trust’s NAV per Share fell slightly more than the price per ounce of gold on a percentage basis due to the Sponsor’s Fee, which was $103,214 for the period, or 0.39% of the Trust’s assets on an annualized basis.

The NAV per Share of $127.55 at January 22, 2015 was the highest during the period, compared with a low of $112.87 at March 18, 2015.

The decrease in net assets from operations for the period ended June 30, 2015 was $1,352,151, resulting from a realized gain of $556 on the transfer of gold to pay expenses offset by a change in unrealized loss on investment in gold of $1,249,493 and the Sponsor’s Fee of $103,214. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2015.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s gold as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell gold to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of gold to the Sponsor. At June 30, 2015 the Trust did not have any cash balances.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2015, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

ETFS ASIAN GOLD TRUST

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). None.

Item 2(b). Not applicable.

Item 2(c). For the three months ended June 30, 2015:

0 Baskets were created.

0 Baskets were redeemed.

	Total Baskets	Total Shares	Average ounces of
Period	Redeemed	Redeemed	gold per Share
April 2015	-	-	-
May 2015	-	-	-
June 2015	-	-	-
	-	-	-

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

ETF SECURITIES USA LLC
Sponsor of the ETFS Asian Gold Trust
(Registrant)

Date: August 6, 2015	/s/ Graham Tuckwell
Graham Tuckwell
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ Christopher Foulds
Christopher Foulds
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

*The Registrant is a trust and the persons are signing in their capacities as officers of ETF Securities USA LLC, the Sponsor of the Registrant.